Form 10KSB
period 2004-12-31
ATEL Capital Equipment Fund XI, LLC
filed 2005-03-30
CIK 1297667

Form 10-KSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              |_| Annual report pursuant to section 13 or 15(d)
                  of the Securities Exchange Act of 1934 (fee required) For the Year Ended December 31, 2004
                                        OR
              |X| Transition  report  pursuant to section 13 or
                  15(d) of the Securities Exchange Act of 1934 (no fee required) For the transition period from June 25, 2004 to December 31, 2004

                        Commission File number 333-120276

                       ATEL Capital Equipment Fund XI, LLC

            California                                         20-1357935
 (State or other jurisdiction of                           (I. R. S. Employer
  incorporation or organization)                           Identification No.)

        600 California Street, 6th Floor, San Francisco, California 94108
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (415) 989-8800 Securities registered pursuant to section 12(b) of the Act: None Securities registered pursuant to section 12(g) of the Act: None

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. |X|

State the issuer's revenues for the most recent fiscal year: Not applicable.

State the aggregate market value of voting stock held by non-affiliates of the registrant: Inapplicable





                       DOCUMENTS INCORPORATED BY REFERENCE

 None

                                     PART I

Item 1:  BUSINESS

Not applicable.

Item 2:  PROPERTIES

Not applicable.

Item 3:  LEGAL PROCEEDINGS

Not applicable.

Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

Item 5:  MARKET FOR REGISTRANT'S LIMITED LIABILITY COMPANY UNITS
              AND RELATED MATTERS

Not applicable.

Item 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Not applicable.

Item 7:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Auditors, Financial Statements and Notes to Financial Statements attached hereto at pages 3 through 5.

   REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Members
ATEL Capital Equipment Fund XI, LLC

We have audited the accompanying balance sheet of ATEL Capital Equipment Fund XI, LLC (a development stage enterprise)(the Company)as of December 31, 2004 and the related statements of changes in members' capital and cash flows for the period from June 25, 2004 (inception) through December 31, 2004. These financial statements are the responsibility of the Company's management.Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund XI, LLC (a development stage enterprise) at December 31, 2004 and the related statements of changes in members' capital and cash flows for the period from June 25, 2004 (inception) through December 31, 2004, in conformity with U.S. generally accepted accounting principles.

                                                          /s/ ERNST & YOUNG LLP

San Francisco, California
March 1, 2005




                       ATEL CAPITAL EQUIPMENT FUND XI, LLC
                        (a development stage enterprise)

                                  BALANCE SHEET

                                DECEMBER 31, 2004


                                     ASSETS


Cash                                                                     $ 600
                                                                     ==========


                                MEMBERS' CAPITAL


Members' Capital as of June 25, 2004
     Managing Member                                                     $ 100
     Initial Member                                                        500
                                                                     ----------
Total members' capital                                                     600
                                                                     ==========


                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                  FOR THE PERIOD FROM JUNE 25, 2004 (INCEPTION)
                            THROUGH DECEMBER 31, 2004


                                                        Initial Member            Managing
                                                     Units         Amount         Member         Total

Members' Capital as of June 25, 2004
     (inception)                                             -            $ -            $ -           $ -
Capital contributions                                       50            500            100           600
                                                  ------------- -------------- -------------- -------------
Members' capital as of December 31, 2004                    50          $ 500          $ 100         $ 600
                                                  ============= ============== ============== =============


                             STATEMENT OF CASH FLOWS

                  FOR THE PERIOD FROM JUNE 25, 2004 (INCEPTION)
                            THROUGH DECEMBER 31, 2004

Financing activities:
Capital contributions received                                         $ 600
                                                                     --------

Net increase in cash                                                     600
Cash at inception                                                          -
                                                                     --------
Cash at end of period                                                  $ 600
                                                                     ========

                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND XI, LLC
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004


1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund XI, LLC (a development stage enterprise) (the "Fund") was formed under the laws of the state of California on June 25, 2004 for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Fund shall continue until December 31, 2025. Contributions in the amount of $600 were received as of December 31, 2004, $100 of which represented the Managing Member's (ATEL Financial Services, LLC's) continuing interest, and $500 of which represented the Initial Member's capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

As of December 31, 2004, the Fund had not commenced operations other than those relating to organizational matters. The Fund, or the Managing Member on behalf of the Fund, will incur costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Units). The amount of such costs to be borne by the Fund is limited by certain provisions of the ATEL Capital Equipment Fund XI, LLC limited liability company operating agreement dated October 24, 2004 (the "Operating Agreement").

Cash:

Cash is maintained in a standard non-interest bearing checking account.

Use of estimates:

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated balance sheet. Actual results could differ from those estimates.

2. Income taxes:

The Fund does not provide for income taxes since all income and losses are the liability of the individual members and are allocated to the members for inclusion in their individual tax returns.

3. Members' capital:

As of December 31, 2004, 50 Units ($500) were issued and outstanding. The Fund is authorized to issue up to 15,000,000 additional Units.

The Fund Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to the Managing Member.

4. Commitments and management:

The terms of the Operating Agreement provide that the Managing Member and/or affiliates are entitled to receive certain fees, in addition to the allocations described above, which are more fully described in Section 8 of the Operating Agreement. The additional fees to management include fees for equipment management and resale.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES None.

Item 8a.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as Managing Member of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Partnership's disclosure controls and procedure [as defined in Rules 240.13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934] was performed as of a date within ninety days before the filing date of this annual report. Based upon this evaluation, the chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosures.

Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date, nor were there any significant deficiencies or material weaknesses in our internal controls.

                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

Not applicable.

Item 10.  EXECUTIVE COMPENSATION

Not applicable.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

Not applicable.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)Reports on Form 8-K for the fourth quarter of 2004 None.

  (b)Exhibits
        (31.1)  Certification of Paritosh K. Choksi
        (31.2)  Certification of Dean L. Cash
        (32.1) Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash (32.2) Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K.
                Choksi

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



        Date:          3/29/2005

                       ATEL Capital Equipment Fund XI, LLC
                                  (Registrant)


        By: ATEL Financial Services, LLC,
            Managing Member of Registrant



            By:  /s/ Dean L. Cash
                 ------------------------------------------
                 Dean Cash
                 President of ATEL Financial Services LLC
                 (Managing Member)





            By:  /s/ Paritosh K. Choksi
                 ------------------------------------------
                 Paritosh K. Choksi
                 Executive Vice President of ATEL Financial
                 Services LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


SIGNATURE                              CAPACITIES                         DATE



      /s/ Dean L. Cash     President, Chairman and Chief Executive     3/29/2005
-------------------------- Officer of ATEL Financial Services LLC
         Dean Cash



   /s/ Paritosh K. Choksi  Executive Vice President and director       3/29/2005
-------------------------- of ATEL Financial Services LLC,
     Paritosh K. Choksi    Principal financial officer of registrant;
                           principal financial officer and director
                           of ATEL Financial Services LLC




  /s/ Donald E. Carpenter  Principal accounting officer of             3/29/2005
-------------------------- registrant; principal accounting officer
    Donald E. Carpenter    of ATEL Financial Services LLC






Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act:


No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-KSB, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.