Form 10QSB
period 2005-03-31
ATEL Capital Equipment Fund XI, LLC
filed 2005-05-16
CIK 1297667

Page 13 of 13
                                   Form 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2005

                    |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                         For the transition period from ____ to ____

                        Commission File number 333-120276

                       ATEL Capital Equipment Fund XI, LLC
             (Exact name of registrant as specified in its charter)

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


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|


    State the issuer's revenues for the most recent fiscal year: Inapplicable

The number of Limited  Liability Company Units outstanding as of March 31, 2005:
Inapplicable


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                       ATEL CAPITAL EQUIPMENT FUND XI, LLC



                                      Index



  Part I. Financial Information

  Item 1. Financial Statements (Unaudited)

          Balance Sheet, March 31, 2005.

          Statements of Changes in Members' Capital from inception (June 25,2004) to December 31, 2004 and for the three month period ended March 31, 2005.

          Statements of Cash Flows from inception (June 25, 2004) to December 31, 2004 and for the three month period ended March 31, 2005.

          Notes to the Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Item 3. Controls and Procedures


  Part II. Other Information

  Item 1. Legal Proceedings

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits

                          Part I. FINANCIAL INFORMATION


  Item 1.  Financial Statements (unaudited).


                       ATEL CAPITAL EQUIPMENT FUND XI, LLC
                        (a development stage enterprise)

                                  BALANCE SHEET

                                 MARCH 31, 2005
                                   (unaudited)

                                     ASSETS


    Cash and cash equivalents                                       $  600
                                                                  ===========


                                MEMBERS' CAPITAL

    Members' capital:
      Managing Member                                                  100
      Initial Member                                                   500
                                                                  -----------
    Total liabilities and Members' capital                          $  600
                                                                  ===========


                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL

                  FOR THE PERIOD FROM JUNE 25, 2004 (INCEPTION)
                            THROUGH DECEMBER 31, 2004
                                   AND FOR THE
                            THREE MONTH PERIOD ENDED
                                 MARCH 31, 2005


                                                                  Other Members
                                                                                                Managing
                                                              Units            Amount            Member            Total
 Members' Capital as of June 25, 2004 (inception)                 -    $             -       $           -        $        -
 Capital contributions                                           50                500                 100               600
                                                            -------    --- --------------    --- ------------     --- ---------
 Balance December 31, 2004                                       50                500                 100               600
                                                            ------- -- --- -------------- -- --- ------------ --- --- ---------

 Balance March 31, 2005                                          50    $           500       $         100        $      600
                                                            =======    === ==============    === ============     === =========


                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND XI, LLC
                        (a development stage enterprise)

                             STATEMENT OF CASH FLOWS

                        FOR THE THREE MONTH PERIOD ENDED
                                 MARCH 31, 2005


    Financing activities:
    Capital contributions received                    $        -
                                                      -------------
    Net cash provided by financing activities                  -
                                                      -------------

    Cash and cash equivalents at beginning of period         600
                                                      -------------
    Cash and cash equivalents at end of period        $      600
                                                      =============



                             See accompanying notes.

                       ATEL CAPITAL EQUIPMENT FUND XI, LLC
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)



  1. Summary of significant accounting policies:

  Basis of presentation:

  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States
  (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

  These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

  2.  Organization and Limited Liability Company matters:

  ATEL Capital Equipment Fund XI, LLC (a development stage enterprise) (the "Fund") was formed under the laws of the state of California on June 25, 2004 for the purpose of acquiring equipment to engage in equipment leasing and sales activities. The Fund may continue until December 31, 2025. Contributions in the amount of $600 were received as of December 31, 2004, $100 of which represented the Managing Member's (ATEL Financial Services, LLC's) continuing interest, and $500 of which represented the Initial Member's capital investment. As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

  As of March 31, 2005, the Fund had not commenced operations other than those relating to organizational matters. The Fund, or the Managing Member on behalf of the Fund, will incur costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Units). The amount of such costs to be borne by the Fund is limited by certain provisions of the ATEL Capital Equipment Fund XI, LLC limited liability company operating agreement dated October 24, 2004 (the "Operating Agreement").

  Cash:

  Cash is maintained in a standard non-interest bearing checking account.

                       ATEL CAPITAL EQUIPMENT FUND XI, LLC
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

  2.  Organization and Limited Liability Company matters (continued):

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

  3.  Members' capital:

  As of March 31, 2005, 50 Units ($500) were issued and outstanding. The Fund is authorized to issue up to 15,000,000 additional Units.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               Inapplicable.


  Item 3.  Controls and procedures.

  Evaluation of disclosure controls and procedures

  Under the supervision and with the participation of our management (ATEL Financial Services, LLC as Managing Member of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934] was performed as of March 31, 2005. Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

  Changes in internal controls

  There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date, nor were there any significant deficiencies or material weaknesses in our internal controls.



                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

           Inapplicable.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

           Inapplicable.


Item 3. Defaults Upon Senior Securities.

           Inapplicable.


Item 4. Submission Of Matters To A Vote Of Security Holders.

           Inapplicable.


Item 5. Other Information.

           Inapplicable.


Item 6. Exhibits.

  (a) Documents filed as a part of this report

      1.   Financial Statement Schedules

           All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      2.   Other Exhibits

           31.1 Certification of Paritosh K. Choksi
           31.2 Certification of Dean L. Cash
           32.1 Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
           32.2 Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Date:
  May 13, 2005


                       ATEL CAPITAL EQUIPMENT FUND XI, LLC
                                  (Registrant)




                                        By: ATEL Financial Services LLC
                                            Managing Member of Registrant





By:      /s/ Dean L. Cash_____________
         Dean L. Cash
         President and Chief Executive Officer
         of Managing Member




By:      /s/ Paritosh K. Choksi_________
         Paritosh K. Choksi
         Principal Financial Officer
         of Registrant



By:      /s/ Donald E. Carpenter________
         Donald E. Carpenter
         Principal Accounting
         Officer of Registrant
         of Managing Member



By:      /s/ Elif A Kuvvetli________
         Elif A Kuvvetli
         Vice President and
         Corporate Controller