Form 10QSB
period 2005-06-30
ATEL Capital Equipment Fund XI, LLC
filed 2005-08-15
CIK 1297667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from to

Commission File number 333-120276

ATEL Capital Equipment Fund XI, LLC
(Exact name of registrant as specified in its charter)

California	20-1357935
(State or other jurisdiction of Incorporation or organization)	(I. R. S. Employer Identification No.)

600 California Street, 6th Floor, San Francisco, California 94108
(Address of principal executive offices)

Registrant’s telephone number, including area code (415) 989-8800

Securities registered pursuant to section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities  Exchange  Act  of  1934  during  the  preceding  12  months  (or  for  such  shorter  period  that  the  registrant  was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the issuer’s revenues for the most recent fiscal year: Inapplicable

The number of Limited Liability Company Units outstanding as of June 30, 2005:  694,334

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND XI, LLC

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC
(a development stage enterprise)

BALANCE SHEET

JUNE 30, 2005
(unaudited)

ASSETS

Cash and cash equivalents	$6,039,493
Prepaid syndication cost	267,370
$6,306,863

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accruals:	$190,255

Members’ capital:
Managing Member	100
Other Members	6,116,508
Total Members’ capital	$6,116,608

Total liabilities and Members’ capital	$6,306,863

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC
(a development stage enterprise)

STATEMENTS OF OPERATIONS

SIX AND THREE MONTH PERIODS ENDED
JUNE 30, 2005
(Unaudited)

	Six months ended June 30,	Three months ended June 30,
	2005	2005
Revenues:
Interest income	$7,856	$7,856

Expenses:
Cost reimbursements to Managing Member	1,195	1,195
Other	1,027	1,027
	2,222	2,222
Net income	$5,634	$5,634

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC
(a development stage enterprise)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE PERIOD FROM JUNE 25, 2004 (INCEPTION)
THROUGH DECEMBER 31, 2004
AND FOR THE
SIX MONTH PERIOD ENDED
JUNE 30, 2005

	Units	Amount
Members’ Capital as of June 25, 2004 (inception)	—	$—
Capital contributions	150	600
Balance December 31, 2004	150	600

Capital contributions	694,184	6,941,840
Less selling commissions and other syndication costs to affiliates	—	(831,466)
Net income	—	5,634
Balance June 30, 2005	694,334	$6,116,608

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC
(a development stage enterprise)

STATEMENT OF CASH FLOWS

SIX AND THREE MONTH PERIODS ENDED
JUNE 30, 2005

	Six months ended June 30, 2005	Three months ended June 30, 2005
Operating activities
Net income	$5,634	$5,634
Adjustment to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts payable, Managing Member	190,255	190,255
Other assets	(267,370)	(267,370)
Net cash used in operating activities	(71,481)	(71,481)

Financing activities:
Capital contributions received	6,941,840	6,941,840
Payment of commissions and syndication cost to Managing Member	(831,466)	(831,466)
Net cash provided by financing activities	6,110,374	6,110,374

Net increase in cash and cash equivalents	6,038,893	6,038,893
Cash and cash equivalents at beginning of period	600	600
Cash and cash equivalents at end of period	$6,039,493	$6,039,493

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005
(Unaudited)

1.  Organization and Limited Liability Company matters:

ATEL Capital  Equipment  Fund XI, LLC (a development  stage enterprise) (the  “Fund”) was  formed  under  the laws  of  the  state of California  on June 25, 2004  for the purpose  of acquiring equipment to engage in equipment leasing, lending and sales activities. The Fund may continue until December 31, 2025.  Contributions in the amount of $6,941,840 were received as of June 30, 2005, $100 of which represented the Managing Member’s continuing interest.

The Company is conducting a public offering of 15,000,000 Limited Liability Company Units (Units) at a price of $10 per Unit.  Upon the sale of the minimum amount of Units of 120,000 Units ($1,200,000) and the receipt of the proceeds thereof on May 31, 2005, the Company commenced operations.

As a limited liability company, the liability of any individual member for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.

ATEL Financial Services, LLC (“AFS”), an affiliated entity, acts as the Managing Member of the Company.

The Company, or AFS on behalf of the Company, will incur costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Units).  The amount of such costs to be borne by the Company is limited by certain provisions of the Company’s Operating Agreement.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s  invested  capital;  (ii)  generate  regular  distributions  to  the  members  of  cash  from  operations  and  cash  from  sales  or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period, as defined, and (iii) provide additional distributions following the Reinvestment Period and until all  equipment  has  been  sold.   The  Company  is  governed  by  its  Limited  Liability  Company  Operating  Agreement  (Operating Agreement).

2.  Summary of significant accounting policies:

Basis of presentation:

The  accompanying  unaudited  financial  statements  have  been  prepared  in  accordance  with  accounting  principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X.  The unaudited interim financial statements reflect all adjustments which are, in the opinion of  the  Managing Member,  necessary  to  a  fair  statement  of  financial  position  and  results  of  operations  for  the  interim periods  presented.   All such adjustments are of a normal recurring nature.  The  preparation  of  financial  statements  in accordance with GAAP requires management to make  estimates  and assumptions  that effect  reported amounts  in the financial statements  and accompanying notes.   Therefore, actual results could differ from those estimates.   Operating results  for  the  six  months  ended  June 20, 2005  are  not  necessarily  indicative  of  the  results  for  the  year  ending December 31, 2005.

These  unaudited  interim  financial  statements  should   be  read  in  conjunction  with  the  financial  statements  and  notes thereto  contained  in  the  report  on  Form  10-KSB  for  the  year  ended  December  31,  2004,  filed  with  the  Securities  and Exchange Commission.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.

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

3.  Members’ capital:

As of June 30, 2005, 694,334 Units were issued and outstanding.  The Fund is authorized to issue up to 15,000,000 Units.

Net Income, Net Losses, and Distributions are to be allocated 92.5% to the Members and 7.5% to the Managing Member.  Under the operating agreement, the Managing Member may make special allocations at its sole discretion.  There were no special allocations in 2005.

4.  Related party transactions:

The terms of the Limited Liability Company Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

The  Limited  Liability  Company  Operating  Agreement  allows  for  the  reimbursement  of  costs  incurred  by  AFS  in  providing administrative  services  to  the  Company.   Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation.  AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of equipment.   Reimbursable costs incurred by AFS are allocated to the Company based upon estimated time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and ATEL Financial Services LLC is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company.  Acquisition services  are  performed  for  the  Company by  ALC,  equipment  management,  lease  administration  and  asset  disposition  services  are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFS.

Cost reimbursements to the Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each fund that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

During the six and three month periods ended June 30, 2005, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Operating Agreement as follows:

Selling commissions, equal to 9% of the selling price of the Limited Liability Company units, deducted from Other Members’ capital	$624,766
Reimbursement of other syndication costs to Managing Member, deducted from Other
Members’ capital	206,700
$831,466

The Managing Member, on behalf of the Company, will incur syndication costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Units). As of June 30, 2005, total syndication costs incurred and reimbursed by the Company of the Managing Member exceeded the syndication cost limitations as defined in the Operating Agreement. The amounts in excess of the limit are recorded as prepaid syndication costs. As the limit increases, based on increased sales of the Units, the prepaid syndication costs are recorded as a reduction to Members’ capital.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements  contained  in  this  Item  2,  “Management’s  Discussion  and  Analysis  of  Financial  Condition  and  Results  of Operations,” and elsewhere in this Form 10-QSB,  which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially form those projected.   In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease  rates,  and  interest  rates,  may  result  in  delays  in  investment  and  reinvestment,  delays  in  leasing,  re-leasing,  and disposition of equipment, and reduced returns on invested capital.  The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees.  The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and  the  markets  for  new  and  used  equipment  at  the  end  of  lease  terms.   Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-QSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

The Company  commenced  its  offering  of  Units  on  April 11, 2005.   On  May 31, 2005,  the  Company  commenced operations  in  its  primary  business  (leasing and lending activities).   Until  the  Company’s  initial  portfolio  of  equipment  has  been purchased,  funds  that  have  been  received,  but  that  have  not  yet been  invested  in  leased  equipment,  are  invested  in interest-bearing accounts or high-quality/short-term commercial paper.  The Company’s public offering provides for a total maximum capitalization of $150,000,000.

During the funding period, the Company’s primary source of liquidity will be subscription proceeds from the public offering of Units.  As of June 30, 2005, $6,941,840 has been contributed.  The liquidity of the Company will vary in the future, increasing to the extent proceeds from the offering, cash flows  from  leases  and  proceeds  of  asset  sales  exceed  expenses,  and  decreasing  as  lease  assets  are  acquired,  as distributions are made to the Members and to the extent expenses exceed cash flows from  leases and proceeds from asset sales.

As another source of liquidity, the Company may enter into contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts.   As the initial lease terms expire, the Company will re-lease or sell the equipment.  The future liquidity beyond the contractual minimum rentals will depend on AFS’s success in re-leasing or selling the equipment as it comes off lease.  As of June 30, 2005, the Company has not entered into any leases.

Throughout the Reinvestment Period (as defined in the Limited Liability Company Operating Agreement), the Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for cash distributions to the Members.

As of June 30, 2005, the Company has not entered into any commitments for the purchase of lease assets.

Cash Flows

During the first half of 2005, the Company’s primary source of liquidity was the proceeds of its offering of Units.  As of June 30, 2005, 694,334 units have been sold.

During this same period, the primary use of cash consisted of payments of commissions and syndication costs associated with the offering.  As of June 30, 2005, $831,466 of these costs have been paid to the Managing Member.

Results of operations

In the first half of 2005,  operations consisted of interest income earned on cash and cash equivalents less cost reimbursements to the Managing Member and other expenses.  Results of operations in future periods are expected to vary considerably from those of the first half of 2005 as the Company continues to receive offering proceeds and begin acquisitions of lease assets and lending activities.

Item 3.  Controls and procedures.

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management (ATEL Financial Services, LLC as Managing Member of the registrant, including the chief executive officer and chief financial officer), an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934] was performed as of June 30, 2005.  Based upon this evaluation, the chief executive officer and the chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were effective for the purposes of recording, processing, summarizing, and timely reporting information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934; and that such information is accumulated and communicated to our management in order to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Inapplicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Information provided pursuant to § 228.701 (Item 701(f))(formerly included in Form SR):

(1)               Effective date of the offering:  April 11, 2005; File Number: 333-120276

(2)               Offering commenced: April 11, 2005

(3)               The offering did not terminate before any securities were sold.

(4)               The offering has not been terminated prior to the sale of all of the securities.

(5)               The managing underwriter is ATEL Securities Corporation.

(6)               The title of the registered class of securities is “Units of Limited Liability Company Interest.”

(7)               Aggregate amount and offering price of securities registered and sold as of  June 30, 2005:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000,000	694,184	$6,941,840

(8)              Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect
payments to directors,
officers, Managing Members
of the issuer or their associates;
to persons owning ten percent
or more of any class of equity
securities of the issuer; and
to affiliates of the issuer

		Direct or indirect payments to others	Total
Underwriting discounts and commissions	$104,128	$520,638	$624,766
Other expenses	—	206,700	206,700
Total expenses	$104,128	$727,338	$831,466

(9) Net offering proceeds to the issuer after the total expenses in item 8:			$6,110,374

(10)         The amount of net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect
payments to directors,
officers, Managing Members
of the issuer or their associates;
to persons owning ten percent
or more of any class of equity
securities of the issuer; and
to affiliates of the issuer

		Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$—	$—	$—
Working capital	—	6,110,374	6,110,374
	$—	$6,110,374	$6,110,374

(11)   The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

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

Date:
August 15, 2005

ATEL CAPITAL EQUIPMENT FUND XI, LLC
(Registrant)

		By:	ATEL Financial Services LLC
Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of Managing Member

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer of Registrant