Form 10QSB/A
period 2005-06-30
ATEL Capital Equipment Fund XI, LLC
filed 2005-11-21
CIK 1297667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB/A

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from            to
Commission File number 333-120276
ATEL Capital Equipment Fund XI, LLC
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of Incorporation or organization)	20-1357935 (I. R. S. Employer Identification No.)
600 California Street, 6th Floor, San Francisco, California 94108
(Address of principal executive offices)
Registrant’s telephone number, including area code (415) 989-8800
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: None
Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐.  No ☑.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the issuer’s revenues for the most recent fiscal year: Inapplicable
The number of Limited Liability Company Units outstanding as of June 30, 2005: 694,334
DOCUMENTS INCORPORATED BY REFERENCE
None

ATEL CAPITAL EQUIPMENT FUND XI, LLC

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
ATEL CAPITAL EQUIPMENT FUND XI, LLC
(a development stage enterprise)
BALANCE SHEET
JUNE 30, 2005
(unaudited)
(Restated)

ASSETS

Cash and cash equivalents		$6,039,493
Prepaid syndication cost		267,370
		$6,306,863
LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accruals:	$
Managing Member		17,758
Other		188,815

Members’ capital:
Managing Member		100
Other Members		6,100,190
Total Members’ capital		$6,100,290

Total liabilities and Members’ capital		$6,306,863

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC
(a development stage enterprise)
STATEMENTS OF OPERATIONS
SIX AND THREE MONTH PERIODS ENDED
JUNE 30, 2005
(Unaudited)
(Restated)

	Six months	Three months
	ended June 30,	ended June 30,
	2005	2005
Revenues:
Interest income	$7,856	$7,856

Expenses:
Cost reimbursements to Managing Member	17,513	17,513
Other	1,027	1,027

	18,540	18,540

Net loss	$(10,684)	$(10,684)

Net income (loss):
Managing Member	$—	$—
Other Members	(10,684)	(10,684)
	$(10,684)	$(10,684)

Net loss per Limited Liability Company Unit (Other Members)	$(0.04)	$(0.04)
Weighted average number of Limited Liability Company Units outstanding	275,927	275,927

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC
(a development stage enterprise)
STATEMENT OF CHANGES IN MEMBERS’ CAPITAL
FOR THE PERIOD FROM JUNE 25, 2004 (INCEPTION)
THROUGH DECEMBER 31, 2004
AND FOR THE
SIX MONTH PERIOD ENDED
JUNE 30, 2005
(Restated)

	Units	Amount
Members’ Capital as of June 25, 2004 (inception)	—	$—
Capital contributions	150	600

Balance December 31, 2004	150	600

Capital contributions	694,184	6,941,840
Less selling commissions and other syndication costs to affiliates	—	(831,466)
Net loss	—	(10,684)

Balance June 30, 2005	694,334	$6,100,290

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC
(a development stage enterprise)
STATEMENT OF CASH FLOWS
SIX AND THREE MONTH PERIODS ENDED
JUNE 30, 2005
(Restated)

	Six months	Three months
	ended June 30,	ended June 30,
	2005	2005
Operating activities
Net loss	$(10,684)	$(10,684)
Adjustment to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accruals
Managing Member	17,758	17,758
Other	188,815	188,815

Other assets	(267,370)	(267,370)
Net cash used in operating activities	(71,481)	(71,481)

Financing activities:
Capital contributions received	6,941,840	6,941,840
Payment of commissions and syndication cost to Managing Member	(831,466)	(831,466)
Net cash provided by financing activities	6,110,374	6,110,374

Net increase in cash and cash equivalents	6,038,893	6,038,893
Cash and cash equivalents at beginning of period	600	600
Cash and cash equivalents at end of period	$6,039,493	$6,039,493
See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2005
1. Organization and Limited Liability Company matters:
ATEL Capital Equipment Fund XI, LLC (a development stage enterprise) (the “Company”) was formed under the laws of the state of California on June 25, 2004 for the purpose of acquiring equipment to engage in equipment leasing, lending and sales activities. The Company may continue until December 31, 2025. ATEL Financial Services, LLC (“AFS”), an affiliated entity, acts as the Managing Member of the Company.
The Company is conducting a public offering of 15,000,000 Limited Liability Company Units (Units) at a price of $10 per Unit. The Company has raised contributions in the amount of $6,941,840 as of June 30, 2005, $100 of which represented the Managing Member’s continuing interest. Upon the sale of the minimum amount of Units of 120,000 Units ($1,200,000) and the receipt of the proceeds thereof on May 31, 2005, the Company commenced operations.
As a limited liability company, the liability of any individual member (unit holder) for the obligations of the Company is limited to the extent of capital contributions to the Company by the individual member.
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
2. Summary of significant accounting policies:
Basis of presentation:
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

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
3. Restated Financial Results:
As described more fully in Note 5, the Company’s Operating Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Company. In November 2005, the Company completed a review of the administrative services allocation methodology and determined that amounts owed to the Managing Member as of June 30, 2005 were understated by $16,318. The table below summarizes the effect of this understatement of the related party expense allocation on the financial statements as of June 30, 2005.
Restatement Adjustments for prior Quarterly Periods
Balance Sheets Restatement (Condensed)

	June 30, 2005
	As reported	Restated
Liabilities:
Accounts payable and accruals:	190,255	206,573

Members’ capital:
Total Members’ capital	6,116,608	6,100,290
Statement of Operations Restatement (Condensed)

	Six months ended June 30, 2005		Three months ended June 30, 2005
	As reported	Restated	As reported	Restated
Cost reimbursements to Managing
Member	1,195	17,513	1,195	17,513

Net (loss) income	5,634	(10,684)	5,634	(10,684)

Net (loss) income:
Managing Member
Other Members	5,634	(10,684)	5,634	(10,684)

	5,634	(10,684)	5,634	(10,684)

Net (loss) income:
Per Limited Liability Company Unit	$0.02	$(0.04)	$0.02	$(0.04)

Statements of Cash Flows Restatement (Condensed)

	Six months ended June 30, 2005		Three months ended June 30, 2005
	As reported	Restated	As reported	Restated
Operating activities:
Net income (loss)	5,634	(10,684)	5,634	(10,684)

Accounts payable and accruals	190,255	206,573	190,255	206,573

4. Members’ capital:
As of June 30, 2005, 694,334 Units were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units.
5. Related party transactions:
The terms of the Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.
The Operating Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of equipment. Reimbursable costs incurred by AFS are allocated to the Company based upon estimated time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.
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
During the six and three month periods ended June 30, 2005, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Limited Liability Company Operating Agreement as follows:

Selling commissions, equal to 9% of the selling price of the Limited Liability Company units, deducted from Other Members’ capital	$624,766
Other operating expenses	17,513
Reimbursement of other syndication costs to Managing Member, deducted from Other Members’ capital	206,700
$848,979

The Managing Member, on behalf of the Company, will incur syndication costs in connection with the organization, registration and issuance of the Units. As of June 30, 2005, total syndication costs incurred and reimbursed by the Company of the Managing Member exceeded the syndication cost limitations as defined in the Operating Agreement. The amounts in excess of the limit are recorded as prepaid syndication costs. As the limit increases, based on increased sales of the Units, the prepaid syndication costs are recorded as a reduction to Members’ capital.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-QSB/A, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially form those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Fund’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-QSB/A. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB/A or to reflect the occurrence of unanticipated events, other than as required by law.
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
During the funding period, the Company’s primary source of liquidity will be subscription proceeds from the public offering of Units. As of June 30, 2005, $6,941,840 has been contributed. The liquidity of the Company will vary in the future, increasing to the extent proceeds from the offering, cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Unit Holder and to the extent expenses exceed cash flows from leases and proceeds from asset sales.
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
Throughout the Reinvestment Period (as defined in the Operating Agreement), the Company anticipates reinvesting a portion of lease payments from assets owned in new leasing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for cash distributions to the Unit Holder.
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
The Company’s Operating Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Company. In November 2005, the Company completed a review of the administrative services allocation methodology and determined that amounts owed to the Managing Member as of June 30, 2005 were understated by $16,318. This correction required the fund to file an amended June 30, 2005 Form 10-QBS. These expenses were incurred during the three and six months periods ended June 30, 2005 for unit holder administration, and accounting services provided to the fund for the period.
Item 3. Controls and procedures.
Evaluation of disclosure controls and procedures
ITEM 3. CONTROLS AND PROCEDURES
     The registrant’s Manager with the participation of the registrant’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report and, based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to the circumstances leading to the restatement of certain prior period financial statements referred to below, as of June 30, 2005, the registrant’s disclosure controls and procedures did not provide reasonable assurance of effectiveness as of that period because of a material weakness that existed in the registrant manager’s process of allocating administrative charges to the Company. As described in Note 3. Restated Financial Results, the registrant has restated its financial statements for the Quarter ended June 30th due to an error that was identified in November 2005.
     The registrant believes that the following corrective actions taken as a whole will address the material weakness in its disclosure controls and procedures that caused the restatement of financial statements described above, including changes in the registrant’s internal control over financial reporting. These corrective actions are as follows:
          First, management has begun to change to a more consistent, regular and periodic procedures for determining the amount of reimbursed expenses due to the Managing Member, and for allocating such expenses among the related entities for which these costs are incurred in each period.
          Second, management has reorganized the review and backup procedures for its periodic accounting by its accounting staff, and will add additional accounting personnel to implement these enhanced review and backup procedures. The registrant’s controls over the selection and application of accounting policies will be enhanced. Senior management’s review and approval is required for the selection, adoption, application, and change of all accounting policies. In the event of an adoption, or a change in the method of application, of a significant accounting policy, management will consult with the registrant’s independent registered public accounting firm.
          Third, management will implement a periodic reaffirmation process for evaluating the applicability and proper application of our existing significant accounting policies.
          Fourth, the effects of the errors have been corrected by the registrant’s restatement of the affected financial statements included in this Quarterly Report on Form 10-QSB/A.

The Company is currently in the process of reviewing its internal controls and procedures for financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities and Exchange Act of 1934. Changes have been and will be made to the Company’s internal control over financial reporting as a result of these efforts. There was no change in the Company’s internal control over financial reporting identified in connection with the disclosure controls and procedures evaluation referred to above during the period covered by this quarterly report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, subsequent to June 30, 2005 and prior to filing of this Form 10-QSB/A, the Company began implementing changes to its internal controls, as described above, to address the material weakness identified above. The Company will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis, and will take further action as appropriate.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Inapplicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information provided pursuant to § 228.701 (Item 701(f))(formerly included in Form SR):
(1)	Effective date of the offering: April 11, 2005; File Number: 333-120276

(2)	Offering commenced: April 11, 2005

(3)	The offering did not terminate before any securities were sold.

(4)	The offering has not been terminated prior to the sale of all of the securities.

(5)	The managing underwriter is ATEL Securities Corporation.

(6)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”

(7)	Aggregate amount and offering price of securities registered and sold as of June 30, 2005:

Aggregate
price of
		offering		Aggregate
	Amount	amount		price of offering
Title of Security	Registered	registered	Units sold	amount sold
Units of Limited Company Interest	15,000,000	$150,000,000	694,184	$6,941,840
(8)	Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

	Direct or indirect
	payments to directors,
	officers, Managing Members
	of the issuer or their associates;
	to persons owning ten percent	Direct or
	or more of any class of equity	indirect
	securities of the issuer; and	payments
	to affiliates of the issuer	to others	Total
Underwriting discounts and commissions	$104,128	$520,638	$624,766
Other expenses	—	206,700	206,700

Total expenses	$104,128	$727,338	$831,466

(9) Net offering proceeds to the issuer after the total expenses in item 8:			$6,110,374

(10)	The amount of net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect
payments to directors,
officers, Managing Members
of the issuer or their associates;
	to persons owning ten percent	Direct or
	or more of any class of equity	indirect
	securities of the issuer; and	payments
	to affiliates of the issuer	to others	Total
Purchase and installation of machinery and equipment	$—	$—	$—
Working capital	—	6,110,374	6,110,374

	$	$6,110,374	$6,110,374

(11)	The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.
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
Date:
November 21, 2005
ATEL CAPITAL EQUIPMENT FUND XI, LLC
(Registrant)

		By:	ATEL Financial Services LLC
By:	/s/ Dean L. Cash		Managing Member of Registrant

Dean L. Cash
President and Chief Executive Officer of Managing Member

By:	/s/ Paritosh K. Choksi

Paritosh K. Choksi
Principal Financial Officer of Registrant