Form 10QSB
period 2005-09-30
ATEL Capital Equipment Fund XI, LLC
filed 2005-11-22
CIK 1297667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-QSB

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2005

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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the issuer’s revenues for the most recent fiscal year: Inapplicable
The number of Limited Liability Company Units outstanding as of September 30, 2005: 2,480,623
DOCUMENTS INCORPORATED BY REFERENCE
None

ATEL CAPITAL EQUIPMENT FUND XI, LLC

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited).
ATEL CAPITAL EQUIPMENT FUND XI, LLC
BALANCE SHEET
SEPTEMBER 30, 2005
(unaudited)

ASSETS

Cash and cash equivalents	$19,770,290
Accounts receivables and other assets	3,350
Prepaid syndication costs	124,309
Notes receivable	987,308
Investments in operating leases, net	644,495

Total assets	$21,529,752

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accruals:
Managing Member	$224,821
Other	165,641

Other liabilities	29,970

Total liabilities	420,432

Members’ capital:
Managing Member	(15,105)
Other Members	21,124,425

Total Members’ capital	$21,109,320

Total liabilities and Members’ capital	$21,529,752

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC
STATEMENTS OF OPERATIONS
NINE AND THREE MONTH PERIODS ENDED
SEPTEMBER 30, 2005
(Unaudited)

	Nine months	Three months
	ended September 30,	ended September 30,
	2005	2005
Revenues:
Interest income	$102,850	$94,994
Operating lease income	14,270	14,270
Notes receivable interest income	12,062	12,062
Other	3,750	3,750

	132,932	125,076

Expenses:
Cost reimbursements to Managing Member	95,678	78,165
Professional fees	11,105	11,105
Depreciation of operating lease assets	10,946	10,946
Equipment and incentive management fees to Managing Member	2,561	2,561
Amortization of initial direct costs	1,566	1,566
Other	9,721	8,694

	131,577	113,037

Net income	$1,355	$12,039

Net income (loss):
Managing Member	15,205	15,205
Other Members	(13,850)	(3,166)

	$1,355	$12,039

Net income (loss) per Limited Liability Company Unit (Other Members)	$(0.01)	$0.00
Weighted average number of Limited Liability Company Units outstanding	1,067,659	1,609,823
See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC
STATEMENT OF CHANGES IN MEMBERS’ CAPITAL
FOR THE PERIOD FROM JUNE 25, 2004 (INCEPTION)
THROUGH DECEMBER 31, 2004
AND FOR THE
NINE MONTH PERIOD ENDED
SEPTEMBER 30, 2005
(Unaudited)

	Units	Amount
Members’ Capital as of June 25, 2004 (inception)	—	$—
Capital contributions	150	600

Balance December 31, 2004	150	600

Capital contributions	2,480,573	24,805,730
Less selling commissions and other syndication costs to affiliates	—	(3,495,486)
Less distributions to Other Members	—	(187,674)
Less distributions to Managing Member	—	(15,205)
Net income	—	1,355

Balance September 30, 2005	2,480,623	$21,109,320

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC
STATEMENT OF CASH FLOWS
NINE AND THREE MONTH PERIODS ENDED
SEPTEMBER 30, 2005
(Unaudited)

	Nine months	Three months
	ended September 30,	ended September 30,
	2005	2005
Operating activities:
Net income	$1,355	$12,039
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation of operating lease assets	10,946	10,946
Amortization of initial direct costs	1,566	1,566
Changes in operating assets and liabilities:
Accounts receivable, net	(3,234)	(3,234)
Other assets	(116)	(116)
Accounts payable, Managing Member	224,821	205,563
Accounts payable, other	165,641	(21,674)
Prepaid syndication costs	(124,309)	143,061
Other liabilities	29,970	29,970

Net cash provided by operating activities	306,640	378,121

Investing activities:
Investment in operating leases	(615,112)	(615,112)
Investment in notes receivable	(987,308)	(987,308)
Payments of initial direct costs to Managing Member	(41,895)	(41,895)

Net cash used in investing activities	(1,644,315)	(1,644,315)

Financing activities:
Capital contributions received	24,805,730	17,863,890
Payment of commissions and syndication cost to Managing Member	(3,495,486)	(2,664,020)
Distributions to Other Members	(187,674)	(187,674)
Distributions to Managing Member	(15,205)	(15,205)

Net cash provided by financing activities	21,107,365	14,996,991

Net increase in cash and cash equivalents	19,769,690	13,730,797

Cash and cash equivalents at beginning of period	600	6,039,493

Cash and cash equivalents at end of period	$19,770,290	$19,770,290

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(Unaudited)
1. Organization and Limited Liability Company matters:
ATEL Capital Equipment Fund XI, LLC (the “Company”) was formed under the laws of the state of California on June 25, 2004 for the purpose of acquiring equipment to engage in equipment leasing, lending and sales activities. The Company may continue until December 31, 2025. ATEL Financial Services, LLC (“AFS”), an affiliated entity, acts as the Managing Member of the Company. Contributions in the amount of $24,806,330 were received as of September 30, 2005, $100 of which represented the Managing Member’s continuing interest.
The Company is conducting a public offering of 15,000,000 Limited Liability Company Units (Units) at a price of $10 per Unit. Upon the sale of the minimum amount of Units of 120,000 Units ($1,200,000) and the receipt of the proceeds thereof on May 31, 2005, the Company commenced operations.
As a limited liability company, the liability of any individual member “unit holder” or “other member” for the obligations of the Fund is limited to the extent of capital contributions to the Fund by the individual member.
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
The Company is in its acquisition phase and is making distributions on a monthly and quarterly basis. Distributions commenced in the third quarter of 2005.
2. Summary of significant accounting policies:
Basis of presentation:
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results for the year ending December 31, 2005.

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
Equipment on operating leases:
Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.
Asset Valuation:
Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.
Revenue recognition:
Operating leases
Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally expected to be for 36 to 84 months. Income from step rent provisions, escalation clauses, capital improvement funding provisions or other lease concessions in lease contracts, and lease rates subject to variation based on changes in market indexes or interest rates are recognized on a straight line basis.
Direct finance leases
Income from direct financing lease transactions is reported using the financing method of accounting, in which the Company’s investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.
Notes receivable
Income from notes receivable is reported using the financing method of accounting. The Company’s investment in notes receivable is reported as the present value of the future note payments. The income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding.
Initial direct costs:
The Company capitalizes initial direct costs associated with the acquisition of lease assets. These costs are amortized over the lease term either as an adjustment to the yield for direct finance leases or on a straight-line basis for operating leases.

Segment Reporting:
The Company adopted the provisions of SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly the Company operates in one reportable operating segment in the United States.
3. Investment in equipment leases:
The Company’s investment in leases consists of the following:

			Depreciation/
			Amortization
			Expense or
			Amortization
	Balance		of Direct	Balance
	December 31,		Financing	September 30,
	2004	Additions	Leases	2005
Net investment in operating leases	$—	$615,112	$(10,946)	$604,166
Initial direct costs, net of accumulated amortization of $1,566 in 2005	—	41,895	(1,566)	40,329

	$—	$657,007	$(12,512)	$644,495

All of the property on leases was acquired in 2005.
Operating leases:
Property on operating leases consists of the following:

	Balance		Balance
	December 31,		September 30,
	2004	Additions	2005
Manufacturing	$—	$615,112	$615,122
Less accumulated depreciation	—	(10,946)	(10,946)

	$—	$604,166	$604,166

At September 30, 2005, the aggregate amounts of future minimum lease payments to be received are as follows:

Total
Three months ending December 31, 2005	$18,383
Year ending December 31, 2006	73,530
2007	73,530
2008	73,530
2009	42,893

$281,866

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life
Manufacturing	10 - 20

4. Notes receivable:
The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are 18 to 60 months and bear interest at rates ranging from 11% to 22%. The notes are secured by the equipment financed. As of September 30, 2005, the minimum future payments receivable are as follows:

Three months ending December 31, 2005	$104,755
Year ending December 31, 2006	383,730
2007	383,730
2008	291,134

$1,163,349
Less portion representing interest	(176,041)

$987,308

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
During the nine and three month periods ended September 30, 2005, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows:

	Nine Months	Three Months
	Ended September 30,	Ended September 30,
	2005	2005
Selling commissions, equal to 9% of the selling price of the Limited Liability Company units, deducted from Other Members’ capital	$2,232,516	$1,607,750
Reimbursement of other syndication costs to Managing Member, deducted from Other Members’ capital	1,262,970	1,056,270
Other operating expenses	95,678	78,165

	$3,591,164	$2,742,185

The Managing Member, on behalf of the Company, will incur syndication costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Units). As of September 30, 2005, total syndication costs incurred and reimbursed by the Company to the Managing Member exceeded the syndication cost limitations as defined in the Operating Agreement. The amounts in excess of the limit are recorded as prepaid syndication costs. As the limit increases, based on increased sales of the Units, the prepaid syndication costs are recorded as a reduction to Members’ capital.

6. Members’ capital:
As of September 30, 2005, 2,480,623 Units were issued and outstanding. The Fund is authorized to issue up to 15,000,000 Units.
Distributions to the Other Members were as follows:

	Nine Months	Three Months
	Ended September 30,	Ended September 30,
	2005	2005
Distributions to other members	$187,674	$187,674
Weighted average number of Units outstanding	1,067,659	1,609,823
Weighted average distributions per Unit	$.18	$.12
7. Commitments:
As of September 30, 2005, the Company had outstanding commitments to purchase lease equipment of approximately $15,733,174 which may be funded during the year ended December 31, 2005. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.
8. Financing Arrangement:
The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2007. The availability of borrowings to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of September 30, 2005 borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Term loan to AFS as of September 30, 2005	—

Total available under the acquisition and warehouse facilities	75,000,000
Amount borrowed by the Company under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(12,500,000)

Total remaining available under the acquisition and warehouse facilities	$62,500,000

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Memberships and limited liability companies, the Company and AFS.
The credit agreement includes certain financial covenants applicable to each borrower. The Company was in compliance with its covenants as of September 30, 2005.

9. Guarantees:
The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.
In the normal course of business, the Company enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties — in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations — also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The Managing Member has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the Managing Member, no liability will arise as a result of these provisions. The Managing Member has no reason to believe that the facts and circumstances relating to the Company’s contractual commitments differ from those it has entered into on behalf of the prior programs it has managed. The Managing Member knows of no facts or circumstances that would make the Company’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company’s similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.
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
During the funding period, the Company’s primary source of liquidity will be subscription proceeds from the public offering of Units. As of September 30, 2005, $24,805,730 has been contributed. The liquidity of the Company will vary in the future, increasing to the extent proceeds from the offering, cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.
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

As of September 30, 2005, the Company had outstanding commitments to purchase lease equipment of approximately $15,733,174 which may be funded during the year ended December 31, 2005. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.
Cash Flows
During the first three quarters of 2005, the Company’s primary source of liquidity was the proceeds of its offering of Units. As of September 30, 2005, 2,480,623 units have been sold.
During this same period, the primary use of cash consisted of payments of commissions and syndication costs associated with the offering. As of September 30, 2005, $3,495,486 of these costs have been paid to the Managing Member.
During the first three quarters of 2005, the primary investing use of cash was the purchase of approximately $644,000 operating lease assets, and approximately $987,000 advances on notes receivable.
Results of operations
In the first three quarters of 2005, operations consisted of interest income earned on cash and cash equivalents and notes receivable, as well as operating lease income less cost reimbursements to the Managing Member and other expenses. Results of operations in future periods are expected to vary considerably from those of the first three quarters of 2005 as the Company continues to receive offering proceeds and continue acquisitions of lease assets and lending activities.
For the nine month period ended September 30, 2005, operations resulted in a net income of $1,355. Revenue for this period consisted mostly of interest income from cash and cash equivalents. Additionally, the Company began recognizing revenue from operating lease assets as well as interest on the notes receivable. We expect operating lease assets and interest on notes receivable will become the primary source of revenues and the amounts earned will increase as we continue to acquire additional assets.
For this same period, the majority of expenses consisted of cost reimbursements to the managing member, professional fees and depreciation of operating lease assets. We expect depreciation expense will increase in future periods in relation to operating lease revenues as we continue to acquire more assets.
Under the terms of the Operating Agreement, AFS is entitled to certain fees and reimbursements of costs. These amounts are expected to increase in future periods as the operations of the Company expand.

Item 3. Controls and procedures.
Evaluation of disclosure controls and procedures
ITEM 3. CONTROLS AND PROCEDURES
     The registrant’s Manager with the participation of the registrant’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report and, based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to the circumstances leading to the restatement of certain prior period financial statements, the registrant’s disclosure controls and procedures do not provide reasonable assurance of effectiveness because of a material weakness that exists in the registrant manager’s process of allocating administrative charges to the Company.
     The registrant believes that the following corrective actions taken as a whole will address the material weakness in its disclosure controls and procedures that caused the prior period restatement of financial statements, including changes in the registrant’s internal control over financial reporting. These corrective actions are as follows:
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
     Fourth, the effects of the errors have been corrected by the registrant’s restatement of the affected prior period financial statements included in the June 30, 2005 Quarterly Report on Form 10-QSB/A.
Changes in internal controls
The Company is currently in the process of reviewing its internal controls and procedures for financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities and Exchange Act of 1934. Changes have been and will be made to the Company’s internal control over financial reporting as a result of these efforts. There was no change in the Company’s internal control over financial reporting identified in connection with the disclosure controls and procedures evaluation referred to above during the period covered by this quarterly report that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, subsequent to September 30, 2005 and prior to filing of this Form 10-QSB, the Company began implementing changes to its internal controls, as described above, to address the material weakness identified above. The Company will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis, and will take further action as appropriate.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Inapplicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Information provided pursuant to § 228.701 (Item 701(f))(formerly included in Form SR):
(1)	Effective date of the offering: April 11, 2005; File Number: 333-120276

(2)	Offering commenced: April 11, 2005

(3)	The offering did not terminate before any securities were sold.

(4)	The offering has not been terminated prior to the sale of all of the securities.

(5)	The managing underwriter is ATEL Securities Corporation.

(6)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”

(7)	Aggregate amount and offering price of securities registered and sold as of September 30, 2005:

Aggregate
price of
		offering		Aggregate
	Amount	amount		price of offering
Title of Security	Registered	registered	Units sold	amount sold
Units of Limited Company Interest	15,000,000	$150,000,000	2,480,573	$24,805,730
(8)	Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

	Direct or indirect
	payments to directors,
	officers, Managing Members
	of the issuer or their associates;
	to persons owning ten percent	Direct or
	or more of any class of equity	indirect
	securities of the issuer; and	payments
	to affiliates of the issuer	to others	Total
Underwriting discounts and commissions	$372,086	$1,860,430	$2,232,516
Other expenses		1,262,970	1,262,970

Total expenses	$372,086	$3,123,400	$3,495,486

(9) Net offering proceeds to the issuer after the total expenses in item 8:			$21,310,244

(10)	The amount of net offering proceeds to the issuer used for each of the purposes listed below:

	Direct or indirect
	payments to directors,
	officers, Managing Members
	of the issuer or their associates;
	to persons owning ten percent	Direct or
	or more of any class of equity	indirect
	securities of the issuer; and	payments
	to affiliates of the issuer	to others	Total
Purchase and installation of machinery and equipment	$41,895	$1,602,420	$1,644,315
Working capital	—	19,665,929	19,665,929

	$41,895	$21,268,349	$21,310,244

(11)	The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.
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
Date:
November 22, 2005
ATEL CAPITAL EQUIPMENT FUND XI, LLC
(Registrant)

By:	ATEL Financial Services LLC
Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of Managing Member

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer of Registrant