Form 10KSB
period 2005-12-31
ATEL Capital Equipment Fund XI, LLC
filed 2006-06-02
CIK 1297667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                      to
Commission File number 000-51858
ATEL Capital Equipment Fund XI, LLC
(Exact name of registrant as specified in its charter)

California	20-1357935
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)
600 California Street, 6th Floor, San Francisco, California 94108
(Address of principal executive offices)
Registrant’s telephone number, including area code: (415) 989-8800
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act of 1934. ☐
Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the issuer’s revenues for the most recent fiscal year: $604,565.
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $                     (based in the selling price of Units sold through April 30, 2006).
The number of Limited Liability Company Units outstanding as of December 31, 2005 was 3,950,348.
DOCUMENTS INCORPORATED BY REFERENCE
None.
Transitional Small Business disclosure Format (check one): Yes ☐ No ☑

PART I
Item 1. BUSINESS
General Development of Business
ATEL Capital Equipment Fund XI, LLC (the “Company”) was formed under the laws of the State of California on June 25, 2004. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing, lending and sales activities. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2025. Each Member’s personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and asset of the Company.
The Company is conducting a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business (leasing and lending activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9,582,740), thus exceeding the $7,500,000 minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company’s offering will terminate on or before April 11, 2007. The Company suspended sales of Units effective April 30, 2006 pending filing of the amendment of its registration statement.
As of December 31, 2005, 3,950,348 Units ($39,503,480) were issued and outstanding. As of April 30, 2006, 5,255,157 Units ($52,551,570) were issued and outstanding.
The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”).
The Company, or AFS on behalf of the Company, will incur costs in connection with the organization, registration and issuance of the Limited Liability Company Units (see Note 5 to the financial statements included in Item 7 of this report). The amount of such costs to be borne by the Company is limited by certain provisions of the Company’s Operating Agreement. The Company will pay AFS and affiliates of AFS substantial fees which may result in a conflict of interest. The Company will pay substantial fees to AFS and its affiliates before distributions are paid to investors even if the Company does not produce profits.
The Company is in its acquisition phase and is making distributions on a monthly and quarterly basis. Distributions commenced in the third quarter of 2005.
Narrative Description of Business
The Company has acquired and intends to acquire various types of new and used equipment subject to leases and to make loans secured by equipment acquired by its borrowers. The Company’s investment objective is to acquire investments primarily in low-technology, low-obsolescence equipment such as materials handling equipment, manufacturing equipment, mining equipment, and transportation equipment. A portion of the portfolio will include some more technology-dependent equipment such as certain types of communications equipment, medical equipment, manufacturing equipment and office equipment.
The Company will only purchase equipment for which a lease exists or for which a lease will be entered into at the time of the purchase.
Through December 31, 2005, the Company had purchased equipment with a total acquisition price of $14,970,671. The Company has also loaned $6,725,522 for notes receivable secured by various assets.
The Company’s objective is to lease a minimum of 75% of the equipment (by cost), as of the date of the final commitment of its proceeds from the sale of Units, to lessees that the Manager deems to be high quality corporate credits, of which at least half of the high quality corporate credits satisfying the 75% minimum requirement will have either an average credit rating by Moody’s Investors Service, Inc. of “Baa” or better, or the credit equivalent as determined by the Manager, with the average rating weighted to account for the original equipment cost for each item leased; and the balance will be public and private corporations with substantial revenues and histories of profitable operations, as well as established hospitals with histories of profitability or municipalities. The remaining 25% of the initial equipment portfolio may include assets financed for companies which, although deemed creditworthy by the Manager, would not satisfy the specific credit criteria for the portfolio described above. Included in this 25% of the portfolio may be one or more growth capital financing investments. No more than 20% of the initial portfolio, by cost, will consist of these growth capital financing investments.
During 2005 a certain lessee generated significant portions of the Company’s total operating revenues as follows:

	Type of
Lessee	Equipment	2005
Union Pacific	Transportation	61%
The above percentage is not expected to be comparable in future periods.
The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term and type of equipment. The ability of the Company to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of AFS or the Company), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.
AFS will use its best efforts to diversify lessees by geography and industry and to maintain an appropriate balance and diversity in the types of equipment acquired and the types of leases entered into by the Company, and will apply the following policies: (i) AFS will seek to limit the amount invested in equipment leased to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the reinvestment period following investment of the initial offering proceeds; (ii) in no event will the Company’s equity investment in equipment leased to a single lessee exceed an amount equal to 20% of the maximum capital from the sale of Units (or $30,000,000); (iii) when all the offering proceeds are committed to equipment and all permanent debt has been put in place, at least a majority of the equipment, based on the aggregate purchase price, will be subject to leases with scheduled lease payments returning at least 90% of the purchase price of the equipment; and (iv) AFS will seek to invest not more than 20% of the aggregate purchase price of equipment in equipment acquired from a single manufacturer. However, this last limitation is a general guideline only, and the Company may acquire equipment from a single manufacturer in excess of the stated percentage during the offering period and before the offering proceeds are fully invested, or if AFS deems such a course of action to be in the Company’s best interest.
The primary geographic regions in which the company seeks leasing opportunities are the North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s operating revenues for the year ended December 31, 2005:

Geographic area	2005
United States	98%
Europe	2%
The business of the Company is not seasonal.
The Company has no full time employees.
Equipment Leasing Activities
The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2005 and the industries to which the assets have been leased.

	Purchase Price	Percentage of
	Excluding	Total
Asset Types	Acquisition Fees	Acquisitions
Transportation	$10,215,638	68%
Materials handling	4,132,141	28%
Manufacturing	622,892	4%

	$14,970,671	100%

	Purchase Price	Percentage of
	Excluding	Total
Industry of Lessee	Acquisition Fees	Acquisitions
Rail	$7,466,942	50%
Health Care	2,748,696	18%
Manufacturing	4,755,033	32%

	$14,970,671	100. %

For further information regarding the Company’s equipment lease portfolio as of December 31, 2005, see Note 3 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 7 of this report.
Notes Receivable Activities
The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets acquired by the Company through December 31, 2005 and the industries to which the assets have been financed.

		% of Total
Asset Types	Loan Amount	Fundings
Equipment and other assets	$4,128,105	61%
Computer equipment	2,131,644	32%
Manufacturing	465,773	7%

	$6,725,522	100%

		% of Total
Industry of Borrower	Loan Amount	Fundings
Manufacturing	$2,503,105	37%
Health services	1,625,000	24%
Business services – technology	1,315,391	20%
Communications	816,253	12%
Electronics	465,773	7%

	$6,725,522	100%

For further information regarding the Company’s note receivable portfolio as of December 31, 2005, see Note 4 to the financial statements, Notes receivable, as set forth in Part II, Item 7 of this report.
Item 2. PROPERTIES
The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1.
Item 3. LEGAL PROCEEDINGS
In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Company. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Company’s consolidated financial position or results of operations. No material legal proceedings are currently pending against the Company or against any of its assets.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
There are certain material conditions and restrictions on the transfer of Units imposed by the terms of the Limited Liability Company Operating Agreement. Consequently, there is no public market for Units and it is not anticipated that a public market for Units will develop. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.
Holders
As of December 31, 2005, a total of 873 investors were record holders of Units in the Company.
Distributions
The record holders of Units are entitled to certain distributions as provided under the Operating Agreement.
AFS has sole discretion in determining the amount of distributions; provided, however, that AFS will not cause the Company to reinvest operating revenues in equipment, but will distribute available cash, subject to payment of any obligations of the Company, (i) in an amount sufficient to allow an investor in a 31% federal income tax bracket to meet the federal and state income taxes due on income from the operations of the Fund; (ii) through the first full fiscal quarter ending at least six months after termination of the offering of Units, an amount equal to the lesser of: (a) a rate of return on their original capital contribution equal to 2.5% over the average yield on five-year United States Treasury Bonds for the fiscal quarter immediately preceding the date of distribution, as published in a national financial newspaper from time to time (with a minimum of 8% per annum and a maximum of 10% per annum), or (b) 90% of the total amount of cash available for distributions; and (iii) for each quarter during the rest of the reinvestment period, an amount equal to 8% per annum on their original capital contribution.
The rate for monthly distributions from 2005 operations was $0.07 per Unit for the period from June through November 2005. The distributions were paid in July through December 2005. The rate for quarterly distributions paid in July and December 2005 was $0.20, per Unit.
The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

2005
Net loss per Unit, based on weighted average Units outstanding	$(0.27)
Return of investment	0.82

Distributions declared per Other Members Limited Liability Unit, based on weighted average Units outstanding	0.55
Differences due to timing of distributions	(0.15)

Actual distribution rates per Unit	$0.40

Use of Proceeds from Registered Securities
     Information provided pursuant to § 228.701 (Item 701(f)) (formerly included in Form SR):
(1)	Effective date of the offering: April 11, 2005; File Number: 333-120276

(2)	Offering commenced: April 11, 2005

(3)	The offering did not terminate before any securities were sold.

(4)	The offering has not been terminated prior to the sale of all of the securities.

(5)	The managing underwriter is ATEL Securities Corporation.

(6)	The title of the registered class of securities is “Units of Limited Liability Company interest.”

(7)	Aggregate amount and offering price of securities registered and sold as of December 31, 2005:

Aggregate
price of
		offering		Net aggregate
	Amount	amount		price of offering
Title of Security	Registered	registered	Net Units sold	amount sold
Units of Limited Liability Company interest	15,000,000	$150,000,000	3,950,348	$39,503,480
(8)	Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

	Direct or indirect
	payments to directors,
	officers, Managing
	Member of the issuer
	or their associates; to
	persons owning ten
	percent or more of any
	class of equity
	securities of the issuer;
	and to affiliates of the	Direct or indirect
	issuer	payments to others	Total
Underwriting discounts and commissions	$592,545	$2,962,723	$3,555,268
Other expenses	689,508	1,169,719	1,859,227

Total expenses	$1,282,053	$4,132,442	$5,414,495

(9)	The amount of net offering proceeds to the issuer used for each of the purposes listed below:

	Direct or indirect
	payments to directors,
	officers, Managing
	Member of the issuer
	or their associates; to
	persons owning ten
	percent or more of any
	class of equity
	securities of the issuer;
	and to affiliates of the	Direct or indirect
	issuer	payments to others	Total
Purchase and installation of machinery and equipment	$170,697	$14,970,671	$15,141,368
Investment in notes receivable	44,854	6,725,522	6,770,376
Working capital	—	12,177,241	12,177,241

	$215,551	$33,873,434	$34,088,985

(10)	The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements contained in this Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-KSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-KSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events, other than as required by law.
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
During the funding period, the Company’s primary source of liquidity will be subscription proceeds from the public offering of Units. As of December 31, 2005, $39,503,480 has been contributed of which $500 was contributed by the Initial Other Member and $39,702,980, less rescissions of $200,000, by Other Members purchasing Units under the public offering for net contributions from Other Members of 39,502,980. The liquidity of the Company will vary in the future, increasing to the extent proceeds from the offering, cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales. The Company suspended sales of Units effective April 30, 2006 pending filing of the amendment of its registration statement.
As another source of liquidity, the Company is expected to have contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS’s success in re-leasing or selling the equipment as it comes off lease.
The Company participates with AFS and certain of its affiliates in a financing arrangement ((the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial and non-financial covenants. The financial arrangement is $75,000,000 and expires in June 2007. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities. As of December 31, 2005, the Company did not have any borrowings under the facility.
Borrowings under the facility as of December 31, 2005, were as follows:

Total amount available under the financing arrangement	$75,000,000
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(12,500,000)

Total available under the above mentioned facilities	$62,500,000

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (which latter two entities are 100% liable). There were no borrowings under the warehouse facility as of December 31, 2005, and the Company and its affiliates pay an annual commitment fee to have access to this line of credit.
The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lendor designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at December 31, 2005 ranged from 5.93% to 7.25%.

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.
To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, ATEL Financial Services, LLC, ATEL Leasing Corporation (“ALC”), and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of December 31, 2005, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.
The credit agreement includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with a non-financial covenant as of December 31, 2005. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders.
AFS or an affiliate may purchase equipment in its own name, the name of an affiliate or the name of a nominee, a trust or otherwise and hold title thereto on a temporary or interim basis for the purpose of facilitating the acquisition of such equipment or the completion of manufacture of the equipment or for any other purpose related to the business of the Company, provided, however that: (i) the transaction is in the best interest of the Company; (ii) such equipment is purchased by the Company for a purchase price no greater than the cost of such equipment to AFS or affiliate (including any out-of-pocket carrying costs), except for compensation permitted by the Operating Agreement; (iii) there is no difference in interest terms of the loans secured by the equipment at the time acquired by AFS or affiliate and the time acquired by the Company; (iv) there is no benefit arising out of such transaction to AFS or its affiliate apart from the compensation otherwise permitted by the Operating Agreement; and (v) all income generated by, and all expenses associated with, equipment so acquired will be treated as belonging to the Company.
The Company currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.
AFS expects that aggregate borrowings in the future will be approximately 50% of aggregate equipment cost. In any event, the Operating Agreement limits such borrowings to 50% of the total cost of equipment, in aggregate.
The Company commenced regular distributions, based on cash flows from operations, beginning with the month of June 2005. The distribution was made in July 2005 and additional distributions have been consistently made through December 2005.
If inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases would not increase as such rates are generally fixed for the terms of the leases without adjustment for inflation.
If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates.
The Company has $16,197,974 in commitments to purchase lease assets or fund notes receivable as of December 31, 2005. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company. Of the $16,197,974, $165,000 was cancelled subsequent to year end.

Cash Flows
2005 vs. 2004
Cash flows in 2004 consisted entirely of capital contributions from the Managing Member and Initial Other Member totaling $600.
In 2005, the Company’s principal sources of operating cash flows were an increase in Unearned operating lease income of $627,568 which will be recognized as revenue in 2006, an increase in Accrued liabilities, Managing Member of $438,031 and an increase in Accrued liabilities, other of $654,808. The principal use of operating cash was the increase in other assets of $447,614, which was primarily due to sales tax receivable. The increase in Unearned operating lease income relates to an operating lease whose terms require prepayment of one year’s lease payments at the start of the lease with continued annual prepayments on the anniversaries of the inception date of the lease. The prepayments are recorded as Unearned operating lease income when received and recognized as Operating lease revenue ratably over the twelve month period to which the prepayments relate.
The principal source of financing cash in 2005 was $39,502,980, net of rescissions of $200,000, in proceeds from the sale of limited liability company Units. The principal uses of cash from financing activities were payments of syndication costs of $5,414,495 and distributions to the Managing Member and Other Members totaling $758,216.
There were no significant sources of cash from investing activities. The primary uses of cash were investment in equipment on operating leases of $15,141,368 and note receivable advances of $6,770,376 (both amounts include capitalized initial direct costs). The percentage of equipment purchased for operating leases that are on lease is 100% and the expectation for the future on-lease percentage is 100%. The leases on this equipment range from 36 to 120 months. Notes receivable are generally collateralized by equipment or other assets. The terms of the notes receivable are from 16 to 120 months.
Results of Operations
The Company commenced operations in 2005.
As of May 31, 2005, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (leasing and lending activities). Because of the timing of the commencement of operations and the fact that the initial portfolio acquisitions were not completed at December 31, 2005, the results of operations in 2005 are not expected to be comparable to future periods. After the Company’s public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.
As of December 31, 2005, there were concentrations (greater than 10%) of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

2005
Rail	50%
Health Care	18%
Manufacturing	32%
The Company acquired $15,141,368 of equipment on operating leases during 2005. Below is a table that summarizes utilization percentages for assets acquired during the year ended December 31, 2005:

Utilization of equipment purchased by
year	2005
2005	100%
It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in that year. As discussed above, the Company remains in an acquisition stage and is continuing to acquire equipment or fund notes receivable. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout this acquisition and reinvestment stage, which ends six years after the end of the Company’s public offering of Units. Initial lease terms will generally be from 36 to 120 months, and as these initial leases terminate, the Company will attempt to re-lease or sell the equipment. Utilization rates may therefore decrease during the liquidation stage of the Company, which will follow its acquisition and reinvestment stages.

The Company also funded $6,725,522 of notes receivable collateralized by assets, including equipment receivables and other assets. The majority of these notes are with Companies in the manufacturing and health services industries. The terms of the notes receivable are from 16 to 120 months. The notes generated $68,047 in interest income for the year.
In 2005, operations resulted in a net loss of $263,255. The primary operating revenue sources were rents from Operating leases in the amount of $276,461 and Interest earned on cash and cash equivalents of $260,057. Depreciation of operating lease assets is directly related to the assets the Company has on operating leases. In 2005, depreciation expense on operating lease assets totaled $211,977.
Under the terms of the Limited Liability Company Operating Agreement, AFS is entitled certain fees and reimbursements of costs. Management fees in 2005 were $19,895. Costs reimbursements were $552,989 and consisted of acquisition expenses and initial direct costs associated with the initiation of leases and notes receivable of $478,256 and Company administration costs of $74,733. These amounts are expected to increase in future periods as the operations of the Company expand.
As defined by the Company’s Operating Agreement, acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition of equipment, whether or not acquired.
Cost reimbursements to the Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each Company that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.
Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Changes in Interim Financial Statements.” SFAS 154 changes the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Company’s financial statements upon adoption of a voluntary change in accounting principle by the Company.
Critical Accounting Policies
The policies discussed below are considered by management of the Company to be critical to an understanding of the Company’s financial statements because their application requires significantly complex or subjective judgments, decisions, or assessments, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. The Company also states these accounting policies in the notes to the financial statements and in relevant sections in this discussion and analysis. For all of these policies, management cautions that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.

Equipment on operating leases:
Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Revenues from operating leases are recognized ratably over the lives of the related leases. As of December 31, 2005 the Company did not have any step rent provisions, escalation clauses, capital improvements funding provisions or other lease concessions in its lease contracts, nor were the lease rates in any of the Company’s lease contracts subject to variation based on changes in market indexes or interest rates.
Initial direct costs related to operating lease assets:
The Company capitalizes initial direct costs associated with the acquisition of assets on operating leases (as defined in Statement of Financial Accounting Standards No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”). The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method. Upon disposal of the underlying assets, both the initial direct costs and the associated accumulated amortization are relieved.
Initial direct costs related to notes receivable:
The Company capitalizes initial direct costs (as defined in SFAS No. 91) associated with the funded notes receivable transactions. The costs are amortized on a note by note basis based on the actual note term using the effective interest method. Upon payment in full of the notes receivable, both the initial direct costs and the associated accumulated amortization are relieved.
Unearned operating lease income:
The Company records prepayments on operating leases as a liability, Unearned operating lease income. The liability is recorded when the prepayments are received and recognized as Operating lease revenue ratably over the period to which the prepayments relate.
Use of estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term.
Asset valuation:
Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.
Notes receivable and unearned interest income:
The Company records all future payments of principal and interest on notes as notes receivable and then offsets the related unearned interest income. For financial statement purposes the Company reports only the net amount of principal due on the balance sheet. The unearned interest is recognized over the term of the note and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Any fees or costs related to notes receivable are recorded as part of the net investment in notes receivable and amortized over the term of the loan.
Allowances for losses on notes receivable are typically established based on historical charge offs and collections experience and are usually determined by specifically identified borrowers and billed and unbilled receivables.
Notes receivable are placed in a non-accrual status (no revenue recognized) based on specifically identified borrowers. Such notes are only returned to an accrual status based on a case by case review by AFS. Notes receivable are charged off on specific identification by AFS.

Investment securities – warrants
Warrants owned by the Company are not registered for public sale and are carried at an estimated fair value at the end of the period, as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material.
Item 7. FINANCIAL STATEMENTS
See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 13 through 27.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Members
ATEL Capital Equipment Fund XI, LLC
We have audited the accompanying balance sheet of ATEL Capital Equipment Fund XI, LLC (the “Company”) as of December 31, 2005, and the related statements of operations, changes in members’ capital and cash flows for the year ended December 31, 2005 and for the period from June 25, 2004 (inception) through December 31, 2004. These financial statements are the responsibility of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund XI, LLC at December 31, 2005, and the results of its operations and cash flows for the year ended December 31, 2005 and the period from June 25, 2004 (inception) through December 31, 2004, in conformity with U.S. generally accepted accounting principles.
/s/ ERNST & YOUNG LLP
San Francisco, California
May 31, 2006

ATEL CAPITAL EQUIPMENT FUND XI, LLC
BALANCE SHEET
DECEMBER 31, 2005

2005
ASSETS

Cash and cash equivalents	$12,865,675
Accounts receivable	104,829
Notes receivable, net	6,557,971
Other assets	447,614
Investments in equipment and leases, net	14,926,446

Total assets	$34,902,535

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable:
Trade	$779
Managing Member	11,814
Accrued liabilities:
Other	654,808
Managing Member	438,031
Affiliates	141,753
Advances from Managing Member	300,000

Unearned operating lease income	627,568

Total liabilities	2,174,753

Commitments and contingencies

Members’ capital:
Managing Member	—
Other Members	32,727,782

Total Members’ capital	32,727,782

Total liabilities and Members’ capital	$34,902,535

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2005
AND FOR THE PERIOD FROM
JUNE 25, 2004 (INCEPTION)
THROUGH DECEMBER 31, 2004

	2005	2004
Revenues:

Leasing activities:
Operating leases	$276,461	$—

Interest:
Interest earned on cash and cash equivalents	260,057	—
Interest earned on notes receivable	68,047	—

Total revenues	604,565	—

Expenses:
Depreciation of operating lease assets	211,977	—
Acquisition expense	359,651	—
Amortization of initial direct costs	7,777	—
Asset management fees to Managing Member	19,895	—
Cost reimbursements to Managing Member	74,733	—
Professional fees	112,150	—
Taxes on income and franchise fees	42,157	—
Other	39,480	—

Total expenses	867,820	—

Net loss	$(263,255)	$—

Net loss:
Managing Member	$82,234	$—
Other Members	(345,489)	—

	$(263,255)	$—

Net loss per Other Members Limited Liability Company Unit	$(0.27)	$—
Weighted average number of Other Members Units outstanding	1,268,991	—
See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC
STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2005
AND FOR THE PERIOD FROM
JUNE 25, 2004 (INCEPTION)
THROUGH DECEMBER 31, 2004

	Other Members		Managing
	Units	Amount	Member	Total
Members’ capital as of June 25, 2004 (inception)	—	$—	$—	$—

Initial capital contributions	50	500	100	600

Balance December 31, 2004	50	500	100	600

Capital contributions	3,970,298	39,702,980	—	39,702,980
Less selling commissions to affiliates	—	(3,555,268)	—	(3,555,268)
Other syndication costs to Managing Member and affiliates	—	(1,859,227)	—	(1,859,227)
Rescissions of capital contributions	(20,000)	(200,000)	—	(200,000)
Distributions to other members ($0.40 per unit)	—	(1,015,714)	—	(1,015,714)
Distributions to managing member	—	—	(82,334)	(82,334)
Net income (loss)	—	(345,489)	82,234	(263,255)

Balance December 31, 2005	3,950,348	$32,727,782	$—	$32,727,782

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2005
AND FOR THE PERIOD FROM
JUNE 25, 2004 (INCEPTION)
THROUGH DECEMBER 31, 2004

	2005	2004
Operating activities:
Net loss	$(263,255)	$—
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	211,977
Amortization of initial direct costs	7,777
Recognition of unearned interest income	(68,047)
Changes in operating assets and liabilities:
Accounts receivable	(104,829)
Other assets	(447,614)
Accounts payable, Managing Member	11,814
Accounts payable, Trade	779
Accrued liabilities, Managing Member	438,031
Accrued liabilities, affiliates	141,753
Accrued liabilities, other	654,808
Advances from Managing Member	300,000
Unearned fee income related to notes receivable	13,220
Unearned operating lease income	627,568	—

Net cash provided by operating activities	1,523,982	—

Investing activities:
Investment in operating leases	(14,970,671)
Note receivable advances	(6,725,522)
Payments received on notes receivable	262,401
Payments of initial direct costs	(215,551)	—

Net cash used in investing activities	(21,649,343)	—

Financing activities:
Capital contributions received	39,702,980	600
Payment of syndication costs to Managing Member and affiliates	(5,414,495)
Rescissions of capital contributions	(200,000)
Distributions to Other Members	(701,370)
Distributions to Managing Member	(56,846)
Distributions declared and payable	(339,833)

Net cash provided by financing activities	32,990,436	—

Net increase in cash and cash equivalents	12,865,075	600
Cash and cash equivalents at beginning of year	600	—

Cash and cash equivalents at end of year	$12,865,675	$600

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
1. Organization and Limited Liability Company matters:
ATEL Capital Equipment Fund XI, LLC (the “Company”) was formed under the laws of the State of California on June 25, 2004. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing, lending and sales activities. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2025. Each Member’s personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and asset of the Company.
The Company is conducting a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business (leasing and lending activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9,582,740), thus exceeding the $7,500,000 minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company’s offering will terminate on or before April 11, 2007. The Company suspended sales of Units effective April 30, 2006 pending filing of the amendment of its registration statement.
As of December 31, 2005, 3,950,348 Units ($39,503,480) were issued and outstanding. As of April 30, 2006, 5,255,157 Units ($52,551,570) were issued and outstanding.
The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the Members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”).
The Company, or AFS on behalf of the Company, has incurred and will incur costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Note 5). The amount of such costs to be borne by the Company is limited by certain provisions of the Company’s Operating Agreement. The Company will pay AFS and affiliates of AFS substantial fees which may result in a conflict of interest. The Company will pay substantial fees to AFS and its affiliates before distributions are paid to investors even if the Company does not produce profits. Therefore, the financial position of the Company could change significantly.
2. Summary of significant accounting policies:
Basis of presentation:
The accompanying financial statements as of December 31, 2005, and for the year ended December 31, 2005, and the period from June 25, 2004 (inception) through December 31, 2004, have been prepared in accordance with accounting principles generally accepted in the Unites States (“GAAP”).
Use of estimates:
The preparation of financial statements in conformity with accounting GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term.
Cash and cash equivalents:
Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.
Accounts receivable:
Accounts receivable represent the amounts billed under lease contracts and currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts. Accounts receivable are charged off on specific identification by AFS.

ATEL CAPITAL EQUIPMENT FUND XI, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
2. Summary of significant accounting policies (continued):
Equipment on operating leases:
Equipment on operating leases is stated at cost. Depreciation is being provided by use of the straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Revenues from operating leases are recognized ratably over the lives of the related leases. As of December 31, 2005 the Company did not have any step rent provisions, escalation clauses, capital improvements funding provisions or other lease concessions in its lease contracts, nor were the lease rates in any of the Company’s funded lease contracts subject to variation based on changes in market indexes or interest rates.
Initial direct costs related to operating lease assets:
The Company capitalizes initial direct costs associated with the acquisition of assets on operating leases (as defined in Statement of Financial Accounting Standards No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”). The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method. Upon disposal of the underlying assets, both the initial direct costs and the associated accumulated amortization are relieved.
Initial direct costs related to notes receivable:
The Company capitalizes initial direct costs (as defined in SFAS No. 91) associated with the funded notes receivable transactions. The costs are amortized on a note by note basis based on the actual note term using the effective interest method Upon payment in full of the notes receivable, both the initial direct costs and the associated accumulated amortization are relieved.
Unearned operating lease income:
The Company records prepayments on operating leases as a liability, Unearned operating lease income. The liability is recorded when the prepayments are received and recognized as Operating lease revenue ratably over the period to which the prepayments relate.
Operating lease terms:
The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally for terms of from 36 to 120 months.
Notes receivable terms:
The transaction terms for notes receivable will vary based on the type of asset, needs of the borrower and the terms negotiated, but note term lengths are generally from 16 to 120 months.
Income taxes:
The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Review Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states, which levy income taxes on partnerships. For the years ended December 31, 2005 and 2004, the current provision for state income taxes was approximately $43,000 and $0, respectively.
The tax basis of the Company’s net assets and liabilities varies from the amounts presented in these financial statements at December 31:

	2005	2004
Financial statement basis of net assets	$32,727,782	$600
Tax basis of net assets (unaudited)	38,797,729	600

Difference	$6,069,947	$—

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

ATEL CAPITAL EQUIPMENT FUND XI, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
2. Summary of significant accounting policies (continued):
The following reconciles the net loss reported in these financial statements to the net loss reported on the Company’s federal tax return (unaudited) for the year ended December 31, 2005:

Net loss per financial statements	$(263,255)

Tax adjustments (unaudited):
Adjustment to depreciation expense	(452,478)
Adjustments to revenues	341,526
Other adjustments	43,565

Net loss per federal tax return (unaudited)	$(330,642)

Per unit data:
Net income and distributions per unit are based upon the weighted average number of Other Members units outstanding during the period.
Asset valuation:
Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.
Segment reporting:
The Company adopted the provisions of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly the Company operates in one reportable operating segment in the United States.
The Company’s chief operating decision makers are the Managing Member’s Chief Operating Officer and its Chief Executive Officer. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the chief operating decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.
The primary geographic regions in which the Company seeks leasing opportunities are the North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s operating revenues for the year ended December 31, 2005:

Geographic area	2005
United States	98%
Europe	2%

ATEL CAPITAL EQUIPMENT FUND XI, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
2. Summary of significant accounting policies (continued):
Credit risk:
Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, accounts and notes receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and Notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating leases or notes receivable. See Note 8 for a description of lessees by industry as of December 31, 2005.
Notes receivable and unearned interest income:
The Company records all future payments of principal and interest on notes as notes receivable and then offsets the related unearned interest income. For financial statement purposes the Company reports only the net amount of principal due on the balance sheet. The unearned interest is recognized over the term of the note and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Any fees or costs related to financial transactions are recorded as part of the net investment in notes receivable and amortized over the term of the loan.
Allowances for losses on notes receivable are typically established based on historical charge offs and collections experience and are usually determined by specifically identified borrowers and billed and unbilled receivables.
Notes receivable are placed in a non-accrual status (no revenue recognized) based on specifically identified borrowers. Such notes are only returned to an accrual status based on a case by case review by AFS. Notes receivable are charged off on specific identification by AFS.
Revenue recognition:
Operating leases
Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally be from 36 to 120 months. Income from step rent provisions, escalation clauses, capital improvement funding provisions or other lease concessions in lease contracts, and lease rates subject to variation based on changes in market indexes or interest rates are recognized on a straight line basis. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.
Interest income from notes receivable
The Company’s investment in notes receivable is reported as the principal due on future note payments net of unearned interest. The income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding.
Organization and Offering Expenses.
The Managing Member and its Affiliates will be reimbursed for certain expenses in connection with the organization of the Company and the offering of units. Total Organization and Offering Expenses (“Syndication Costs”) payable or reimbursable by the Company, including selling commissions payable directly by the Company, may not exceed 15% of offering proceeds up to $25,000,000 and 14% of the offering proceeds in excess of $25,000,000 (the “Cap”). Syndication Costs are recorded by the Company as a reduction of Other Members’ Capital. During the offering period Syndication Costs charged by the Managing Member or its Affiliates to the Company in excess of Other Members capital raised as of each reporting date are multiplied by the appropriate percentage mentioned above, prior to reaching the Cap, are recorded as Prepaid Syndication Costs.

ATEL CAPITAL EQUIPMENT FUND XI, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
2. Summary of significant accounting policies (continued):
Recent accounting pronouncements:
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Changes in Interim Financial Statements.” SFAS 154 changes the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Company’s financial statements upon adoption of a voluntary change in accounting principle by the Company.
3. Investments in equipment and leases, net:
The Company’s investment in equipment and leases consists of the following:

			Depreciation/
			Amortization
			Expense or
	Balance		Amortization of	Reclassi-
	December 31,	Additions,	Direct Financing	fications or	December 31,
	2004	at Cost	Leases	Dispositions	2005
Net investment in operating leases	$—	$14,970,671	$(211,977)	$—	$14,758,694
Initial direct costs	—	170,697	(2,945)	—	167,752

	$—	$15,141,368	$(214,922)	$—	$14,926,446

Impairment of investments in leases and assets held for lease:
Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Management has concluded that no impairment losses were required to be recorded in 2005, the year the Company commenced operations.
All of the property on leases was acquired in 2005.

ATEL CAPITAL EQUIPMENT FUND XI, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
3. Investments in equipment and leases, net (continued):
Operating leases:
Equipment on operating leases by asset type consists of the following:

	Balance			Reclassi-	Net Balance
	December 31,	Additions,	Depreciation	fications or	December 31,
	2004	at Cost	Expense	Dispositions	2005
Manufacturing	$—	$622,892	$(27,364)	$—	$595,528

Materials handling	—	4,132,141	(25,181)	—	4,106,960

Transportation	—	10,215,638	(159,432)	—	10,056,206

Total	$—	$14,970,671	$(211,977)	$—	$14,758,694

The Company utilizes a straight-line depreciation method over the term of the equipment lease for equipment on operating leases currently in its portfolio. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life
Rail and other transportation	7-35
Manufacturing	3–20
Materials Handling	7-10
As of December 31, 2005, future minimum lease payments receivable on non-cancellable operating leases are as follows:

Year ending December 31,	Amount
2006	$2,685,732
2007	2,692,177
2008	2,666,630
2009	1,802,727
2010	1,685,188
Thereafter	4,051,427

Total payments	$15,583,881

4. Notes receivable:
The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable are from 16 to 120 months and bear interest at rates ranging from 8.5% to 18.7%.
The notes are secured by the equipment financed. As of December 31, 2005, the minimum future payments receivable are as follows:

Year ending December 31,	Amount
2006	$2,108,438
2007	1,988,497
2008	1,714,082
2009	541,490
2010	393,128
Thereafter	1,655,773

Gross notes receivable	8,401,408
Less portion representing interest	(1,883,459)

Subtotal	6,517,949
Initial direct costs paid to Managing Member, net	40,022

$6,557,971

ATEL CAPITAL EQUIPMENT FUND XI, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
5. Related Party Transactions:
The terms of the Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment acquisition, management and resale and for management of the Company.
The Operating Agreement allows for the reimbursement of costs incurred by AFS in providing services to the Company. Services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services where it is entitled to receive a separate fee as compensation for such services, such as acquisition and management of equipment. Reimbursable costs incurred by AFS are allocated to the Company based upon estimated time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.Each of ATEL Leasing Corporation (“ALC”); ATEL Equipment Corporation (“AEC”); ATEL Investor Services (“AIS”); and ATEL Financial Services, LLC is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Lease and note acquisition services are performed for the Company by ALC; equipment management, lease administration and asset disposition services are performed by AEC; investor relations and communications services are performed by AIS; and general administrative services for the Company are performed by AFS. Cost reimbursements to Managing Member are based. on costs incurred by AFS in performing administrative services for the Company that are allocated to each Company that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.
AFS and/or affiliates earned fees, commissions, reimbursements and distributions pursuant to the Operating Agreement as follows for the year ended December 31, 2005:

2005
Selling commissions (equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members’ capital)	$3,555,268
Reimbursement of other syndication costs to AFS and affiliates, deducted from Other Members’ capital	1,859,227
Asset management fees to AFS	19,895
Costs reimbursed to AFS	552,989
Distributions paid to AFS	56,846

$6,043,849

In December 2005 the Managing Member advanced $300,000 to the Company for working capital purposes. Subsequent to year end, the advance was repaid.
The Managing Member makes certain payments to third parties on behalf of the Company for convenience purposes. During the year ended December 31, 2005 the Managing Member made such payments of $142,443.
6. Members’ capital:
As of December 31, 2005, a total of 3,950,348 Units ($39,503,480) were issued and outstanding. The Company is authorized to issue up to 15,000,000 Units.
7. Commitments:
The Company has $16,197,974 in commitments to purchase lease assets as of December 31, 2005. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company. Of the $16,197,974 , $165,000 was cancelled subsequent to year end.
8. Concentration of credit risk and major customers:
The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS’s credit committee review. The leases and notes receivable provide for the return of the equipment upon default.

ATEL CAPITAL EQUIPMENT FUND XI, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
8. Concentration of credit risk and major customers (continued):
As of December 31, 2005 there were concentrations of equipment leased to lessees in certain industries (as a percentage of total equipment cost) as follows:

2005
Rail	50%
Manufacturing	32%
Health Care	18%
During 2005 certain lessees generated significant portions of the Company’s total operating revenues as follows:

	Type of
Lessee	Equipment	2005
Union Pacific	Transportation	61%
As of December 31, 2005, there were concentrations of notes receivable to borrowers in certain industries as follows:

		% of
Industry of Borrower	Loan Amount	Total Fundings
Manufacturing	$ 2,503,105	37%
Health services	1,625,000	24%
Business services-technology	1,315,391	20%
Communication	816,253	12%
Electronics	465,773	7%

	$ 6,725,522	100%

These percentages are not expected to be comparable in future periods. The Company does not believe a loss would be incurred due to default by any customer based on the Company’s ability to sell and/or re-lease the equipment serving as collateral for the leases and note’s receivable.
9. Borrowing facilities:
The Company participates with AFS and certain of its affiliates in a financing arrangement ((the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial and non-financial covenants. The financial arrangement is $75,000,000 and expires in June 2007. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities. As of December 31, 2005, the Company did not have any borrowings under the facility.
Borrowings under the facility as of December 31, 2005, were as follows:

Total amount available under the financing arrangement	$75,000,000
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(12,500,000)

Total available under the above mentioned facilities	$62,500,000

The Company is contingently liable for principal payments under thewarehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (which latter two entities are 100% liable). There were no borrowings under the warehouse facility as of December 31, 2005, and the Company and its affiliates pay an annual commitment fee to have access to this line of credit.
The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lendor designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at December 31, 2005 ranged from 5.93% to 7.25%.
Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.
To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, ATEL Financial Services, LLC, ATEL Leasing Corporation (“ALC”), and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of December 31, 2005, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC,

ATEL CAPITAL EQUIPMENT FUND XI, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
9. Borrowing facilities (continued):
ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.
The credit agreement includes certain financial and non-financial covenants applicable to each borrower. The Company was not in compliance with a non-financial covenant as of December 31, 2005. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders.
10. Fair value of financial instruments:
The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2005 approximate fair value because of the liquidity and short-term maturity of these instruments.
The fair value of the Company’s notes receivable is estimated using discounted cash flow analyses, based on the Company’s current incremental lending rates for similar types of lending arrangements. The net book value and the estimated fair value of the Company’s notes receivable at December 31, 2005 is $6,557,971.
11. Reserves, impairment losses and provisions for doubtful accounts:
The Managing Member has determined that no reserves for lease impairments, allowances for doubtful accounts or allowances for notes receivable were required at December 31, 2005.
12. Guarantees:
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

ATEL CAPITAL EQUIPMENT FUND XI, LLC
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
13. Investment securities – warrants:
Warrants owned by the Company are not registered for public sale and are carried at an estimated fair value at the end of the period, as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. Warrants currently held have been determined to have no fair market value at this time.
14. Other assets and other liabilities:
Other assets of $447,615 consist primarily of $443,227 of pre-billed sales taxes. Accrued liabilities other of $654,808 consists primarily of accrued equipment purchases of $207,761 and accrued distributions to Other Members of $314,344.
15. Subsequent event:
The Managing Member determined not to file an amendment to the Company’s registration statement on Form S-1 necessary to extend the Company’s offering period for a second year, therefore, the Company suspended sales of Units effective April 30, 2006. The Company intends to file an amendment to its registration statement on Form S-1 as soon as practicable, which will include the Company’s and affilitates’audited 2005 financial statements and any unaudited interim statements and additional information as required, in order to resume the Company’s public offering and extend it through the end of its second year.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
Item 8A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(d) and 15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that certain controls were ineffective and thus there was a material weakness in the Company’s internal control over financial reporting.
The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures over the: a) application of generally accepted accounting principles for leasing transactions (specifically, timely identification and recording of impairment of leased assets, accumulating and capitalizing costs for initiating leases (“IDC”), and properly amortizing costs associated with the initiation of a lease); b) allocation of cost reimbursements to Managing Member; c) process of identifying and estimating liabilities in the correct period; and d) financial statement close process; and evaluating the relative significance of misstatements, were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.
Changes in internal control
The Managing Member has reviewed the material weaknesses and has taken the following steps to address the above mentioned issues:
With regard to the timely identification and recording of impairment of leased assets, the Managing Member has strengthened its quarterly impairment analysis through additional management review of the analysis.
With regard to IDC, the accounting guidance has been reviewed, and a standard cost model (the “Model”) has been developed that includes quarterly reviews from management. Information from the model drives the rates to be capitalized on a lease by lease basis. IDC is amortized over the term of the lease based on a straight-line basis for operating leases and on the effective interest method for financing transactions.
With regard to the allocations of costs and expenses incurred by the Managing Member, the allocation process has been reviewed and the costs and expenses have been properly allocated in accordance with the Operating Agreement.
With regard to identifying and estimating liabilities in the correct period the Managing Member has performed a detailed review to identify and record the liabilities, in the correct period. A standardized quarterly review process has been implemented to ensure the identification and estimation of the liabilities.
The Managing Member has taken the following steps to mitigate the weakness regarding its financial statement close process: a search for a Chief Accounting Officer has been initiated; the controller position has been split into two separate roles to ensure proper management of the Managing Member and the managed Funds accounting operations; and a financial reporting supervisor has been added to the team. Controls and job functions are being redesigned to increase the documentation of processes and transparency of procedures going forward.

PART III
Item 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
The registrant is a Limited Liability Company and has no officers or directors.
ATEL Financial Services, LLC (“AFS”) is the Company’s Managing Member or Manager. AFS is controlled by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control ATEL and affiliated companies, through its subsidiaries, ATEL Leasing Corporation (“ALC”), AFS’s managing member, and ATEL Business Credit, Inc. (“ABC”), the other member of AFS. ALC and ABC are AFS’s only members. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean Cash.
Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and ATEL Financial Services, LLC (“AFS”) is a subsidiary under the control of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFS. ATEL Securities Corporation (“ASC”) is a wholly-owned subsidiary of AFS which performs distribution services in connection with the Company’s public offering of its Units.
The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (Managing Member)

Vasco H. Morais	Senior Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (Managing Member)
Dean L. Cash, age 55, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.
Paritosh K. Choksi, age 52, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.
Vasco H. Morais, age 47, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in

Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.
Audit Committee
ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services, LLC is the Managing Member of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of ALC and are deemed to be financial experts. They are not independent of the Company.
Section 16(a) Beneficial Ownership Reporting Compliance
Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2005.
Code of Ethics
ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer and Chief Financial and Operating Officer. The Code of Ethics is included as Exhibit 14.1 to this report.
Item 10. EXECUTIVE COMPENSATION
The registrant has no officers or directors.
Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid in 2005 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to the Financial Statements — Related party transactions,” at Note 5 thereof, which information is hereby incorporated by reference.
Selling Commissions
The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of ATEL.
Through December 31, 2005, $3,555,268 of such commissions had been paid to AFS or its affiliate. Of that amount, $2,962,723 has been re-allowed to other broker/dealers.
Asset Management Fee and Carried Interest
The Company pays AFS an Asset Management Fee in an amount equal to 4% of Operating Revenues, which includes Gross Lease Revenues and Cash From Sales or Refinancing. The Asset Management Fee is paid on a monthly basis. The amount of the Asset Management Fee payable in any year is reduced for that year to the extent it would otherwise exceed the Asset Management Fee Limit, as described below. The Asset Management Fee is paid for services rendered by AFS and its affiliates in determining portfolio and investment strategies (i.e., establishing and maintaining the composition of the Equipment portfolio as a whole and the Company’s overall debt structure) and generally managing or supervising the management of the Equipment.
AFS also receives, as its Carried Interest, an amount equal to 7.5% of all Company Distributions.
AFS supervises performance of among others activities, collection of lease revenues, monitoring compliance by lessees with the lease terms, assuring that Equipment is being used in accordance with all operative contractual arrangements, paying operating expenses and arranging for necessary maintenance and repair of Equipment in the event a lessee fails to do so, monitoring property, sales and use tax compliance and preparation of operating financial data. AFS intends to delegate all or a portion of its duties and the Asset Management Fee to one or more of its affiliates who are in the business of providing such services.
Limitations on Fees
The Fund has adopted a single Asset Management Fee plus the Carried Interest as a means of compensating the Manager for sponsoring the Fund and managing its operations. While this compensation structure is intended to simplify management compensation for purposes of investor’s understanding, state securities administrators use a more complicated compensation structure in their review of equipment program offerings in order to assure that those offerings are fair under the states’ merit review guidelines. The total of all Front End Fees, the Carried Interest and the Asset Management Fee will be subject to the Asset Management Fee Limit in order to assure these state administrators that Fund will not bear greater fees than permitted under the state merit review guidelines. The North American Securities Administrators Association, Inc. (“NASAA”) is an organization of state securities administrators, those state government agencies responsible for qualifying securities offerings in their respective states. NASAA has established standards for the qualification of a number of different types of securities offerings and investment products, including its Statement of Policy on Equipment Programs (the “NASAA Equipment Leasing Guidelines”). Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines establish the standards for payment of reasonable carried interests, promotional interests and fees for equipment acquisition, management, resale and releasing services to equipment leasing program sponsors. Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines set the maximum compensation payable to the sponsor and its affiliates from an equipment leasing program such as the Fund. The Asset Management Fee Limit will equal the maximum compensation payable under Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines as in effect on the date of the Fund’s prospectus (the “NASAA Fee Limitation”). Under the Asset Management Fee Limit, the Fund will calculate the maximum fees payable under the NASAA Fee Limitation and guarantee that the Asset Management Fee it will pay the Manager and its Affiliates, when added to its Carried Interest, will never exceed the fees and interests payable to a sponsor and its affiliates under the NASAA Fee Limitation.
Asset Management Fee Limit. The Asset Management Fee Limit will be calculated each year during the Fund’s term by calculating the total fees that would be paid to the Manager if the Manager were to be compensated on the basis of the maximum compensation payable under the NASAA Fee Limitation, including the Manager’s Carried Interest, as described below. To the extent that the amount paid as Front End Fees, the Asset Management Fee, and the Carried Interest for any year would cause the total fees to exceed the aggregate amount of fees calculated under the NASAA Fee Limitation for the year, the Asset Management Fee and/or Carried Interest for that year will be reduced to equal the maximum aggregate fees under the NASAA Fee Limitation . To the extent any such fees are reduced, the amount of such reduction will be accrued and deferred, and such accrued and deferred compensation would be paid to the Manager in a subsequent period, but only to the extent that the deferred compensation would be within the Asset Management Fee Limit for that later period. Any deferred fees that cannot be paid under the applicable limitations through the date of liquidation would be forfeited by the Manager at liquidation.
Under the NASAA Equipment Leasing Guidelines, the Fund is required to commit a minimum percentage of the Gross Proceeds to Investment in Equipment, calculated as the greater of: (i) 80% of the Gross Proceeds reduced by 0.0625% for each 1% of indebtedness encumbering the Fund’s equipment; or (ii) 75% of such Gross Proceeds. The Fund intends to incur total indebtedness equal to 50% of the aggregate cost of its equipment. The Operating Agreement requires the Fund to commit at least 85.875% of the Gross Proceeds to Investment in Equipment. Based on the formula in the NASAA Guidelines, the Fund’s minimum Investment in Equipment would equal 76.875% of Gross Proceeds (80% - [50% x .0625%] = 76.875%), and the Fund’s minimum Investment in Equipment would therefore exceed the NASAA Fee Limitation minimum by 9%.
The amount of the Carried Interest permitted the Manager under the NASAA Fee Limitation will be dependent on the amount by which the percentage of Gross Proceeds the Fund ultimately commits to Investment in Equipment exceeds the minimum Investment in Equipment under the NASAA Fee Limitation. The NASAA Fee Limitation permits the Manager and its Affiliates to receive compensation in the form of a carried interest in Fund Net Income, Net Loss and Distributions equal to 1% for the first 2.5% of excess Investment in Equipment over the NASAA Guidelines minimum, 1% for the next 2% of such excess, and 1% for each additional 1% of excess Investment in Equipment. With a minimum Investment in Equipment of 85.875%, the Manager and its Affiliates may receive an additional carried interest equal to 6.5% of Net Profit, Net Loss and Distributions under the foregoing formula (2.5% + 2% + 4.5% = 9%; 1% + 1% + 4.5% = 6.5%). At the lowest permitted level of Investment in Equipment, the NASAA Guidelines would permit the Manager and its Affiliates to receive a promotional interest equal to 5% of Distributions of Cash from Operations and 1% of Distributions of Sale or Refinancing Proceeds until Members have received total Distributions equal to their Original Invested Capital plus an 8% per annum cumulative return on their Adjusted Invested Capital, and, thereafter, the promotional interest may increase to 15% of all Distributions.
With the additional carried interest calculated as described above, the maximum aggregate fees payable to the Manager and Affiliates under the NASAA Guidelines as carried interest and promotional interest would equal 11.5% of Distributions of Cash from Operations (6.5% + 5% = 11.5%), and 7.5% of Distributions of Sale or Refinancing Proceeds (6.5% + 1% = 7.5%), before the subordination level was reached, and 21.5% of all Distributions thereafter. The maximum amounts to be paid under the terms of the Operating Agreement are subject to the application of the Asset Management Fee Limit provided in Section 8.3 of the Agreement, which limits the annual amount payable to the Manager and its Affiliates as the Asset Management Fee and the Carried Interest to an aggregate not to exceed the total amount of fees that would be payable to the Manager and its Affiliates under the NASAA Fee Limitation.
Upon completion of the offering of Units, final commitment of offering proceeds to acquisition of equipment and establishment of final levels of permanent portfolio debt, the Manager will calculate the maximum carried interest and promotional interest payable to the Manager and its Affiliates under the NASAA Fee Limitation and compare such total permitted fees to the total of the Asset Management Fee and Manager’s Carried Interest. If and to the extent that the Asset Management Fee and Manager’s Carried Interest would exceed the fees calculated under the NASAA Fee Limitation, the fees payable to the Manager and its Affiliates will be reduced by an amount sufficient to cause the total of such compensation to comply with the NASAA Fee Limitation. The adjusted Asset Management Fee Limit will then be applied to the Asset Management Fee and Carried Interest as described above. A comparison of the Front End Fees actually paid by the Fund and the NASAA Fee Limitation maximums will be repeated, and any required adjustments will be made, at least annually thereafter.

A Carried Interest equal to 7.5% of all Distributions of Cash from Operations and Cash from Sales or Refinancing.
See Note 5 to the financial statements included in Item 7 for amounts paid.
Managing Member’s Interest in Operating Proceeds
AFS receives an allocation of all 7.5% of all Company net income, net loss and investment tax credits corresponding to its Carried Interest in Distributions, and the remaining 92.5% is allocated among the Members. See financial statements included in Item 7, Part I of this report for amounts allocated to AFS in 2005.
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
At December 31, 2005, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.
Security Ownership of Management
The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

(1)	(2)	(3)	(4)
	Name and Address of	Amount and Nature of	Percent
Title of Class	Beneficial Owner	Beneficial Ownership	of Class
Limited Liability Company Units	ATEL Capital Group	Initial Limited Liability	0.0011%
	600 California Street, 6th Floor San Francisco, CA 94108	Company Units 50 Units ($500)
Changes in Control
The Members have the right, by vote of the Members owning more than 50% of the outstanding Limited Liability Company Units, to remove the Managing Member.
AFS may at any time call a meeting of the Members or a vote of the Members without a meeting, on matters on which they are entitled to vote, and shall call such meeting or for vote without a meeting following receipt of a written request therefore of Members holding 10% or more of the total outstanding Limited Liability Company Units.
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 7 of this report under the caption “Financial Statements and Supplemental Data — Notes to the Financial Statements — Related party transactions” at Note 5 thereof, and Item 10 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 13. EXHIBITS
The following exhibits are included with or incorporated into this report:

Exhibit Number	Description of Exhibit
3.1, 4.1	Amended and Restated Limited Liability Company Agreement, included as Exhibit B to the Prospectus included in the registrant’s registration statement on form S-1 effective April 11, 2005, (File Number 333- 120276) is hereby incorporated as Exhibits 3.1 and 4.1 to this report by this reference.

14.1	Code of Ethics

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash

32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
During the last two years, the Company incurred audit, audit related, tax and other fees with its principal auditors as follows:

	2005	2004
Audit fees	$78,353	$46,118
Audit related fees	—	—
Tax fees	18,100	—
Other	—	—

	$96,453	$46,118

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services, LLC is the Managing Member of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting on behalf the board of directors of ATEL Leasing Corporation in its role as the audit committee of the Company.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: June 2, 2006
ATEL Capital Equipment Fund XI, LLC
(Registrant)

By:	ATEL Financial Corporation
Managing Member of Registrant

By:	/s/ Dean Cash Dean Cash,
President and Chief Executive Officer of
ATEL Financial Services, LLC (Managing Member)

By:	/s/ Paritosh K. Choksi Paritosh K. Choksi,
Executive Vice President and Chief Financial and Operating Officer of
ATEL Financial Services, LLC (Managing Member)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	June 2, 2006

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (Managing Member)	June 2, 2006
No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-KSB, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.