Form 10QSB
period 2006-03-31
ATEL Capital Equipment Fund XI, LLC
filed 2007-05-17
CIK 1297667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the issuer’s revenues for the most recent fiscal year: $604,565

The number of Limited Liability Company Units outstanding as of April 30, 2007: 5,232,607

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND XI, LLC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEET

MARCH 31, 2006

(Unaudited)

ASSETS
Cash and cash equivalents	$7,848,858
Accounts receivable, net	731,477
Notes receivable, net	6,335,126
Investments in operating leases, net	26,515,215
Other assets	59,979

Total assets	$41,490,655

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$667,859
Affiliates	168,549
Accrued distributions to Other Members	413,351
Other	604,648
Unearned operating lease income	883,065

Total liabilities	2,737,472
Commitments and contingencies
Members’ capital:
Managing Member	—
Other Members	38,753,183

Total Members’ capital	38,753,183

Total liabilities and Members’ capital	$41,490,655

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED

MARCH 31, 2006 AND 2005

(Unaudited)

	2006	2005
Revenues:
Operating lease income	$1,011,551	$—
Interest income	88,821	—
Gain on sale of securities	7,598	—
Interest on notes receivable	171,743	—
Other	5,280	—

Total revenues	1,284,993	—
Expenses:
Depreciation of operating lease assets	841,184	—
Asset management fees to Managing Member	79,749	—
Acquisition expense	488,600	—
Cost reimbursements to Managing Member	107,700	—
Provision for losses and doubtful accounts	26,337	—
Amortization of initial direct costs	25,023	—
Professional fees	68,149	—
Outside services	2,473	—
Other	17,843	—

Total operating expenses	1,657,058	—
Other loss, net	(1,920)	—

Net loss	$(373,985)	$—

Net income (loss):
Managing Member	$96,528	$—
Other Members	(470,513)	—

	$(373,985)	$—

Net loss per Limited Liability Company Unit (Other Members)	$(0.11)	$—
Weighted average number of Units outstanding	4,381,652	—

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND FOR THE

THREE MONTHS ENDED

MARCH 31, 2006

(Unaudited)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2004	50	$500	$100	$600

Capital contributions	3,970,298	39,702,980	—	39,702,980
Less selling commissions to affiliates	—	(3,555,268)	—	(3,555,268)
Other syndication costs to Managing Member and affiliates	—	(1,859,227)	—	(1,859,227)
Recissions of capital contributions	(20,000)	(200,000)	—	(200,000)
Distributions to Other Members ($.80 per unit)	—	(1,015,714)	—	(1,015,714)
Distributions to Managing Member	—		(82,334)	(82,334)
Net income (loss)	—	(345,489)	82,234	(263,255)

Balance December 31, 2005	3,950,348	32,727,782	—	32,727,782

Capital contributions	858,612	8,586,120	—	8,586,120
Less selling commissions to affiliates	—	(772,750)	—	(772,750)
Other syndication costs to Managing Member and affiliates	—	(441,220)	—	(441,220)
Distributions to Other Members ($.20 per unit)	—	(876,236)	—	(876,236)
Distributions to Managing Member	—	—	(96,528)	(96,528)
Net income (loss)	—	(470,513)	96,528	(373,985)

Balance March 31, 2006	4,808,960	$38,753,183	$—	$38,753,183

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED

MARCH 31, 2006 AND 2005

(Unaudited)

	2006	2005
Operating activities:
Net loss	$(373,985)	$—
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of lease assets	—	—
Depreciation of operating lease assets	841,184	—
Amortization of initial direct costs	25,023	—
Provision for losses and doubtful accounts	26,337	—
Gain on sale of securities	(7,598)	—
Changes in operating assets and liabilities:		—
Accounts receivable	(652,986)	—
Prepaids and other assets	387,635	—
Accounts payable, Managing Member	218,013	—
Accounts payable, other	362,412	—
Accrued liabilities, affiliates	26,796
Advances from Managing Member	(300,000)
Unearned operating lease income	255,497	—

Net cash provided by operating activities	808,328	—

Investing activities:
Purchases of equipment on operating leases	(12,164,185)	—
Payments of initial direct costs	(292,726)	—
Note receivable advances	(168,230)	—
Proceeds from sale of securities	7,598	—
Payments and amortization of notes receivable	393,012	—

Net cash used in investing activities	(12,224,531)	—

Financing activities:
Syndication costs paid to Managing Member	(1,213,970)	—
Distributions to Other Members	(876,236)	—
Distributions to Managing Member	(96,528)	—
Capital contributions	8,586,120	—

Net cash provided by financing activities	6,399,386	—

Net decrease in cash and cash equivalents	(5,016,817)	—
Cash and cash equivalents at beginning of period	12,865,675	—

Cash and cash equivalents at end of period	$7,848,858	—

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$413,351	$—

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund XI, LLC (the “Company”) was formed under the laws of the State of California on June 25, 2004. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing, lending and sales activities. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2025. Each Member’s personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and asset of the Company. Contributions in the amount of $48,089,600 were received as of March 31, 2006, $500 of which was contributed by the Initial Other Member and $48,289,100, less rescissions of $200,000, by Other Members purchasing Units under the public offering for net contributions from Other Members of $48,089,100.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business (leasing and lending activities). Therefore, up through May 2005, the Company was a development stage company and had no operations. As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9,582,740), thus exceeding the $7,500,000 minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006.

As of March 31, 2006, 4,808,960 Units ($48,089,600) were issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the Members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the Reinvestment Period (ending six calendar years after the completion of the Company’s public offering of Units) and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

The Company, or AFS on behalf of the Company, has incurred costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Note 5). The amount of such costs to be borne by the Company is limited by certain provisions of the Company’s Operating Agreement. The Company will pay AFS and affiliates of AFS substantial fees which may result in a conflict of interest. The Company will pay substantial fees to AFS and its affiliates before distributions are paid to investors even if the Company does not produce profits. Therefore, the financial position of the Company could change significantly.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

2. Summary of significant accounting policies (continued):

with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results for the year ended December 31, 2006.

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of provisions for doubtful accounts and notes receivable.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions and, therefore, believes that such concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts and currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts. Accounts receivable are charged off to the allowance on specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

2. Summary of significant accounting policies (continued):

Direct financing leases and related revenue recognition:

Income from direct financing lease transactions is reported using the financing method of accounting, in which the Company’s investment in the leased property is reported as a receivable from the lessee to be recovered through future rentals. The interest income portion of each rental payment is calculated so as to generate a constant rate of return on the net receivable outstanding.

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged off to the allowance as they are deemed uncollectible.

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally from 36 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Notes receivable, unearned interest income and related revenue recognition:

The Company records all future payments of principal and interest on notes as notes receivable which is then offset by the amount of any related unearned interest income. For financial statement purposes, the Company reports only the net amount of principal due on the balance sheet. The unearned interest is recognized over the term of the note and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Any fees or costs related to notes receivable are recorded as part of the net investment in notes receivable and amortized over the term of the loan.

Allowances for losses on notes receivable are typically established based on historical charge offs and collections experience and are usually determined by specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Notes are charged off to the allowance as they are deemed uncollectible.

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of companies with note payments

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

2. Summary of significant accounting policies (continued):

outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current.

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

Acquisition expense:

Acquisition expense represents costs which include, but are not limited to, legal fees and expenses, travel and communication expenses, cost of appraisals, accounting fees and expenses and miscellaneous expenses related to the selection and acquisition of equipment which are reimbursable to the Managing Member under the terms of the Operating Agreement. As the costs are not eligible for capitalization as initial direct costs, such amounts are expensed as incurred.

Asset valuation:

Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the asset and its carrying value on the measurement date.

Segment reporting:

The Company reports segment information in accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

2. Summary of significant accounting policies (continued):

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2006 and long-lived tangible assets as of March 31, 2006. There was no revenue recognized for the three months ended March 31, 2005.

	For the three months ended March 31,
	2006	% of Total
Revenue
United States	$1,129,537	88%

United Kingdom	155,456	12%

Total International	155,456	12%

Total	$1,284,993	100%

	As of March 31,
	2006	% of Total
Long-lived tangible assets
United States	$22,703,047	86%

United Kingdom	3,812,168	14%

Total International	3,812,168	14%

Total	$26,515,215	100%

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. During the three months ended March 31, 2006, the Company recognized a foreign currency loss of $1,920, which is included in other loss, net. There was no foreign currency gain or loss recognized for the three months ended March 31, 2005.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

2. Summary of significant accounting policies (continued):

Unearned operating lease income:

The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Revenue Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states which levy income taxes on partnerships.

Other income (loss), net:

During the three months ended March 31, 2006, other loss was comprised of a foreign currency loss of $1,920. There was no other income (loss) during the three months ended March 31, 2005.

Per unit data:

Net income and loss and distributions per unit are based upon the weighted average number of Other Members’ units outstanding during the period.

3. Notes receivable:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable generally are up to 120 months and bear interest at rates ranging from 8.5% to 18.7%. The notes are secured by the equipment financed. There were no impaired notes at March 31, 2006. As of March 31, 2006, the minimum future payments receivable are as follows:

Nine months ending December 31, 2006	$1,609,276
Year ending December 31, 2007	2,051,787
2008	1,777,372
2009	561,940
2010	393,128
2011	393,128
Thereafter	1,262,645

8,049,276
Less: portion representing unearned interest income	(1,756,110)

6,293,166
Unamortized initial direct costs	41,960

Notes receivable, net	$6,335,126

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

3. Notes receivable (continued):

For the three months ended March 31, 2006, IDC amortization expense related to notes receivable was $7,371. Together with IDC amortization expense related to operating leases (discussed in footnote 4) of $17,652, total IDC amortization expense was $25,023. There was no IDC amortization expense for the three months ended March 31, 2005.

4. Investment in equipment leases:

The Company’s investment in leases consists of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation / Amortization Expense or Amortization	Balance March 31, 2006
Net investment in operating leases	$14,758,694	$12,164,185	$(841,184)	$26,081,695
Initial direct costs, net of accumulated amortization of $20,687 in 2006 and $2,945 in 2005	167,752	283,420	(17,652)	433,520

Total	$14,926,446	$12,447,605	$(858,836)	$26,515,215

For the three months ended March 31, 2006, IDC amortization expense related to operating leases was $17,652. Together with IDC amortization expense related to notes receivable (as discussed in note 3) of $7,371, total IDC amortization expense was $25,023. There was no IDC amortization expense for the three months ended March 31, 2005.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale was $841,184 and $0 for the three months ended March 31, 2006 and 2005, respectively. There were no impairment losses for the three months ended March 31, 2006 and 2005.

All of the leased property was acquired in 2006 and 2005.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

4. Investment in equipment leases (continued):

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2005	Additions	Balance March 31, 2006
Materials handling	$4,132,141	$4,593,431	$8,725,572
Manufacturing	622,892	475,234	1,098,126
Transportation	10,215,638	4,312,084	14,527,722
Construction	—	1,758,967	1,758,967
Logging and Lumber	—	1,024,469	1,024,469

	14,970,671	12,164,185	27,134,856
Less accumulated depreciation	(211,977)	(841,184)	(1,053,161)

Total	$14,758,694	$11,323,001	$26,081,695

At March 31, 2006, the aggregate amounts of future minimum lease payments to be received are as follows:

Operating Leases
Nine months ending December 31, 2006	$3,221,621
Year ending December 31, 2007	5,074,675
2008	5,049,127
2009	3,405,567
2010	3,130,774
2011	1,210,105
Thereafter	3,231,612

$24,323,481

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life
Mining	30 - 40
Marine Vessels	20 - 30
Manufacturing	10 - 20
Materials Handling	7 - 10
Transportation	7 - 10
Natural Gas Compressors	7 - 10
Office Furniture	7 - 10
Communications	3 - 5

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

5. Related party transactions:

The terms of the Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

The Operating Agreement allows for the reimbursement of costs incurred by AFS for providing administrative services to the Company. Administrative services provided include Company accounting, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of equipment. Reimbursable costs incurred by AFS are allocated to the Company based upon estimated time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

Each of ATEL Leasing Corporation (“ALC”), ATEL Equipment Corporation (“AEC”), ATEL Investor Services (“AIS”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC, equipment management, lease administration and asset disposition services are performed by AEC, investor relations and communications services are performed by AIS and general administrative services for the Company are performed by AFS.

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

During the three months ended March 31, 2006, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows:

Three Months Ended
March 31,
2006
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members’ capital	$772,750
Reimbursement of other syndication costs to AFS and affiliates, deducted from Other Members’ capital	441,220
Administrative costs reimbursed to Managing Member	107,700
Asset management fees to Managing Member	79,749
Acquisition and initial direct costs paid to Managing Member	620,734

$2,022,153

There was no earned fees, commissions and reimbursements recognized for the three months ended March 31, 2005. The Managing Member, on behalf of the Company, will incur syndication costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Units).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

6. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2007. The availability of borrowings to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of March 31, 2006, borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(18,600,000)

Total remaining available under the acquisition and warehouse facilities	$56,400,000

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Memberships and limited liability companies, the Company and AFS. There were no borrowings under the warehouse facility as of March 31, 2006.

The credit agreement includes certain financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of March 31, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until May 31, 2007.

7. Commitments:

As of March 31, 2006, the Company had outstanding commitments to purchase lease equipment of approximately $10,228,571 which may be funded during 2006. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

8. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

In the normal course of business, the Company enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties—in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations—also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The Managing Member has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the Managing Member, no liability will arise as a result of these provisions. The Managing Member has no reason to believe that the facts and circumstances relating to the Company’s contractual commitments differ from those it has entered into on behalf of the

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2006

prior programs it has managed. The Managing Member knows of no facts or circumstances that would make the Company’s contractual commitments outside standard mutual covenants applicable to commercial transactions between businesses. Accordingly, the Company believes that these indemnification obligations are made in the ordinary course of business as part of standard commercial and industry practice, and that any potential liability under the Company’s similar commitments is remote. Should any such indemnification obligation become payable, the Company would separately record and/or disclose such liability in accordance with GAAP.

9. Members’ capital:

As of March 31, 2006, 4,808,960 Units were issued and outstanding. The Fund was authorized to issue up to 15,000,000 Units. The Company terminated sales of Units effective April 30, 2006. As of April 30, 2006, 5,255,157 Units were issued and outstanding.

Distributions to the Other Members were as follows:

	Three Months
	Ended March 31,
	2006	2005
Distributions declared	$876,236	$—
Weighted average number of Units outstanding	4,381,652	—
Weighted average distributions per Unit	$0.20	$—

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

Plan of Operations and Capital Resources and Liquidity

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

During the funding period, the Company’s primary source of liquidity will be subscription proceeds from the public offering of Units. As of March 31, 2006, $48,089,600 have been contributed of which $500 was contributed by the Initial Other Member and $48,289,100, less rescissions of $200,000, by Other Members purchasing Units under the public offering for net contributions from Other Members of $48,089,100. The Company terminated sales of Units effective April 30, 2006. As of April 30, 2006, 5,255,157 Units were issued and outstanding. The liquidity of the Company will vary in the future, increasing to the extent proceeds from the offering, cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

As of March 31, 2006 the Company had outstanding commitments to purchase lease equipment of approximately $10,228,571 which may be funded during the year ended December 31, 2006. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

Cash Flows

Cash provided by operating activities totaled $808,328 during the first three months of 2006. The primary sources of operating cash flows were increases in accounts payable and accrued liabilities of $607,221, prepaids and other assets of $387,636 and unearned operating lease income of $255,497. The principal uses of operating cash were increases in accounts receivable of $652,986 and the repayment of advances by the Managing Member totaling $300,000. There was no activity for the three months ended March 31, 2005.

During the first quarter of 2006, the primary use of cash in investing activities was the purchase of operating leases assets which totaled $12,164,186. There were no significant sources of cash from investing activities during the same period.

During the same period, the main source of cash from financing activities was proceeds from the sale of Units totaling $8,586,120. The primary uses of cash in financing activities were payments of syndication costs of $1,213,970 and distributions to the Managing Member and Other Members totaling $972,764.

Results of operations

For the three month period ended March 31, 2006, operations resulted in a net loss of $373,985. The primary sources of revenue were rents from operating leases in the amount of $1,011,551 and interest income on notes receivable of $171,743.

For this same period, the Company’s largest expense is depreciation which is directly related to its acquisition of operating lease assets during its initial acquisition phase. Continued acquisitions of these assets have led to an increase in both revenues and depreciation expense. Depreciation expense during the quarter was $841,184.

The Company also incurs certain expenses related to the acquisition of assets. As defined by the Company’s Operating Agreement, acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition of equipment, whether or not acquired. Acquisition expense for the first quarter of 2006 totaled $488,600.

Item 3. Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(d) and 15(e) under the Securities Exchange Act of 1934) during and as of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at March 31, 2006, certain controls were ineffective and thus there was a material weakness in the Company’s internal control over financial reporting.

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

The Managing Member has taken the following steps to mitigate the weakness regarding its financial statement close process: a Chief Accounting Officer and an SEC reporting manager have been hired, and the controller position has been split into two separate roles to ensure proper management of the Managing Member and the managed Funds’ accounting operations. Controls and job functions are being redesigned to increase the documentation of processes and transparency of procedures going forward.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Inapplicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information provided pursuant to § 228.701 (Item 701(f))(formerly included in Form SR):

(1)	Effective date of the offering: April 11, 2005; File Number: 333-120276.
(2)	Offering commenced: April 11, 2005.
(3)	The offering did not terminate before any securities were sold.
(4)	The offering has not been terminated prior to the sale of all of the securities.
(5)	The managing underwriter is ATEL Securities Corporation.
(6)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(7)	Aggregate amount and offering price of securities registered and sold as of March 31, 2006:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000,000	4,808,960	$48,089,600

(8)	Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect
payments to directors,
officers, Managing
Members of the issuer or
their associates, to
persons owning ten
percent or more of any
class of equity securities
of the issuer; and to
	affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$721,298	$3,606,720	$4,328,018
Other expenses	1,043,883	1,256,564	2,300,447

Total expenses	$1,765,181	$4,863,284	$6,628,465

(9) Net offering proceeds to the issuer after the total expenses in item 8:			$41,461,135

(10)	The amount of net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect
payments to directors,
officers, Managing
Members of the issuer or
their associates, to
persons owning ten
percent or more of any
class of equity securities
of the issuer; and to
	affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$454,207	$27,134,856	$27,589,063
Investments in notes receivable	54,074	6,893,753	6,947,827
Working capital	—	6,924,245	6,924,245

	$508,281	$40,952,854	$41,461,135

(11)	The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

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

Date: May 17, 2007

ATEL CAPITAL EQUIPMENT FUND XI, LLC

(Registrant)

By:	ATEL Financial Services LLC

Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash President and Chief Executive Officer of Managing Member

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi Principal Financial Officer of Registrant