Form 10QSB
period 2006-06-30
ATEL Capital Equipment Fund XI, LLC
filed 2007-05-17
CIK 1297667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2006

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

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND XI, LLC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEET

JUNE 30, 2006

(Unaudited)

ASSETS

Cash and cash equivalents	$2,316,967
Accounts receivable, net	250,237
Notes receivable, net	7,639,952
Investment in securities	62,500
Investments in operating leases, net	33,057,258
Other assets	1,120

Total assets	$43,328,034

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$440,021
Affiliates	69,063
Accrued distributions to Other Members	550,815
Other	16,190
Unearned operating lease income	871,696

Total liabilities	1,947,785
Commitments and contingencies
Members’ capital:
Managing Member	—
Other Members	41,380,249

Total Members’ capital	41,380,249

Total liabilities and Members’ capital	$43,328,034

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED

JUNE 30, 2006 AND 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Operating lease income	$1,396,451	$—	$2,408,002	$—
Interest income	58,023	7,856	146,844	7,856
Gain on sale of securities	—	—	7,598	—
Notes receivable interest income	214,772	—	386,515	—
Other	8,299	—	13,580	—

Total revenues	1,677,545	7,856	2,962,539	7,856
Expenses:
Depreciation of operating lease assets	1,164,878	—	2,006,062	—
Asset management fees to Managing Member	85,553	—	165,302	—
Acquisition expense	251,123	—	739,723	—
Cost reimbursements to Managing Member	119,525	17,513	227,226	17,513
Provision for losses and doubtful accounts	(25,028)	—	1,309	—
Amortization of initial direct costs	34,940	—	59,963	—
Professional fees	30,090	—	98,240	—
Outside services	48,130	—	50,603	—
Other	13,498	1,027	31,340	1,027

Total operating expenses	1,722,709	18,540	3,379,768	18,540
Other income, net	7,682	—	5,762	—

Net loss	$(37,482)	$(10,684)	$(411,467)	$(10,684)

Net income (loss):
Managing Member	$37,532	$—	$134,060	$—
Other Members	(75,014)	(10,684)	(545,527)	(10,684)

	$(37,482)	$(10,684)	$(411,467)	$(10,684)

Net loss per Limited Liability Company Unit (Other Members)	$(0.01)	$(0.04)	$(0.11)	$(0.04)
Weighted average number of Units outstanding	5,139,679	275,927	4,762,759	275,927

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND FOR THE

SIX MONTHS ENDED

JUNE 30, 2006

(Unaudited)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2004	50	$500	$100	$600

Capital contributions	3,970,298	39,702,980	—	39,702,980
Less selling commissions to affiliates	—	(3,555,268)	—	(3,555,268)
Other syndication costs to Managing Member and affiliates	—	(1,859,227)	—	(1,859,227)
Recissions of capital contributions	(20,000)	(200,000)	—	(200,000)
Distributions to Other Members ($.80 per unit)	—	(1,015,714)	—	(1,015,714)
Distributions to Managing Member	—	—	(82,334)	(82,334)
Net income (loss)	—	(345,489)	82,234	(263,255)

Balance December 31, 2005	3,950,348	32,727,782	—	32,727,782

Capital contributions	1,314,859	13,148,590	—	13,148,590
Less selling commissions to affiliates	—	(1,183,373)	—	(1,183,373)
Other syndication costs to Managing Member and affiliates	—	(609,105)	—	(609,105)
Recissions and repurchases of capital contributions	(10,000)	(95,333)	—	(95,333)
Distributions to Other Members ($.43 per unit)	—	(2,062,785)	—	(2,062,785)
Distributions to Managing Member	—	—	(134,060)	(134,060)
Net income (loss)	—	(545,527)	134,060	(411,467)

Balance June 30, 2006	5,255,207	$41,380,249	$—	$41,380,249

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENT OF CASH FLOWS

THREE AND SIX MONTHS ENDED

JUNE 30, 2006 AND 2005

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating activities:
Net loss	$(37,482)	$(10,684)	$(411,467)	$(10,684)
Adjustment to reconcile net loss to cash provided by (used in) operating activities:				—
Depreciation of operating lease assets	1,164,878	—	2,006,062	—
Amortization of initial direct costs	34,940	—	59,963	—
Provision for losses and doubtful accounts	(25,028)	—	1,309	—
Gain on sale of securities	—	—	(7,598)	—
Changes in operating assets and liabilities:
Accounts receivable	506,269	—	(146,717)	—
Prepaids and other assets	58,859	(267,370)	446,494	(267,370)
Accounts payable, Managing Member	(227,836)	17,758	(9,824)	17,758
Accounts payable, other	(450,996)	188,815	(88,583)	188,815
Accrued liabilities, affiliates	(99,487)	—	(72,690)	—
Advances from Managing Member	—	—	(300,000)	—
Unearned operating lease income	(11,368)	—	244,128	—

Net cash provided by (used in) operating activities	912,749	(71,481)	1,721,077	(71,481)

Investing activities:
Purchases of equipment on operating leases	(7,667,918)	—	(19,832,103)	—
Purchase of securities	(62,500)	—	(62,500)	—
Payments of initial direct costs	(72,007)	—	(364,732)	—
Note receivable advances	(1,734,196)	—	(1,902,427)	—
Proceeds from sale of securities	—	—	7,598	—
Payments received on notes receivable	427,433	—	820,445	—

Net cash used in investing activities	(9,109,188)	—	(21,333,719)	—

Financing activities:
Syndication costs paid to Managing Member	(578,508)	(831,466)	(1,792,478)	(831,466)
Distributions to Other Members	(1,186,549)	—	(2,062,785)	—
Distributions to Managing Member	(37,532)	—	(134,060)	—
Capital contributions	4,562,470	6,941,840	13,148,590	6,941,840
Rescissions of capital contributions	(95,333)	—	(95,333)	—

Net cash provided by financing activities	2,664,548	6,110,374	9,063,934	6,110,374

Net (decrease) increase in cash and cash equivalents	(5,531,891)	6,038,893	(10,548,708)	6,038,893
Cash and cash equivalents at beginning of period	7,848,858	600	12,865,675	600

Cash and cash equivalents at end of period	$2,316,967	$6,039,493	$2,316,967	$6,039,493

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$550,815	$—	$550,815	$—

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund XI, LLC (the “Company”) was formed under the laws of the State of California on June 25, 2004. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing, lending and sales activities. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2025. Each Member’s personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and assets of the Company. Contributions in the amount of $52,556,737 were received as of June 30, 2006, $500 of which was contributed by the Initial Other Member and $52,851,570, less rescissions and/or repurchases of $295,333, by Other Members purchasing Units under the public offering for net contributions from Other Members of $52,556,237.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business (leasing and lending activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9,582,740), thus exceeding the $7,500,000 minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. As of June 30, 2006, 5,255,207 Units were issued and outstanding.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

2. Summary of significant accounting policies (continued):

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results for the year ended December 31, 2006.

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

JUNE 30, 2006

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

JUNE 30, 2006

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

JUNE 30, 2006

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2006 and 2005 and long-lived assets as of June 30, 2006:

	For the six months ended June 30,
	2006	% of Total	2005	% of Total
Revenue
United States	$2,756,119	93%	$7,856	100%

United Kingdom	206,420	7%	—	0%

Total International	206,420	7%	—	0%

Total	$2,962,539	100%	$7,856	100%

	As of June 30,
	2006	% of Total
Long-lived tangible assets
United States	$29,421,283	89%

United Kingdom	3,635,975	11%

Total International	3,635,975	11%

Total	$33,057,258	100%

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. During the six months ended June 30, 2006, the Company recognized a foreign currency gain of $5,762, which is included in other income, net.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

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

Other income (loss), net:

During the six months ended June 30, 2006, other income was comprised of a foreign currency gain of $5,762. There was no other income (loss) during the six months ended June 30, 2005.

Per unit data:

Net income and loss and distributions per unit are based upon the weighted average number of Other Members’ units outstanding during the period.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

3. Notes receivable:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable generally are up to 120 months and bear interest at rates ranging from 8.5% to 18.7%. The notes are secured by the equipment financed. There were no impaired notes at June 30, 2006. As of June 30, 2006, the minimum future payments receivable are as follows:

Six months ending December 31, 2006	$1,444,291
Year ending December 31, 2007	2,793,536
2008	2,516,555
2009	717,733
2010	393,128
2011	393,128
Thereafter	1,262,646

9,521,017
Less: portion representing unearned interest income	(1,921,060)

7,599,957
Unamortized initial direct costs	39,995

Notes receivable, net	$7,639,952

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

3. Notes receivable (continued):

For the six months ended June 30, 2006, IDC amortization expense related to notes receivable was $14,986. Together with IDC amortization expense related to operating leases (discussed in footnote 4) of $44,977, total IDC amortization expense was $59,963. There was no IDC amortization expense for the six months ended June 30, 2005.

4. Investment in equipment leases:

The Company’s investment in leases consists of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation / Amortization Expense or Amortization	Balance June 30, 2006
Net investment in operating leases	$14,758,694	$19,832,103	$(2,006,062)	$32,584,735
Initial direct costs, net of accumulated amortization of $48,012 in 2006 and $2,945 in 2005	167,752	349,748	(44,977)	472,523

Total	$14,926,446	$20,181,851	$(2,051,039)	$33,057,258

For the six months ended June 30, 2006, IDC amortization expense related to operating leases was $44,977. Together with IDC amortization expense related to notes receivable (as discussed in note 3) of $14,986, total IDC amortization expense was $59,963. There was no IDC amortization expense for the six months ended June 30, 2005.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale was $2,006,062 for the six months ended June 30, 2006. There was no depreciation expense for the six months ended June 30, 2005.

All of the property on leases was acquired in 2006 and 2005.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

4. Investment in equipment leases (continued):

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2005	Additions	Balance June 30, 2006
Materials handling	$4,132,141	$5,130,025	$9,262,166
Manufacturing	622,892	475,234	1,098,126
Transportation	10,215,638	9,864,667	20,080,305
Construction	—	2,737,060	2,737,060
Logging and Lumber	—	1,625,117	1,625,117

	14,970,671	19,832,103	34,802,774
Less accumulated depreciation	(211,977)	(2,006,062)	(2,218,039)

Total	$14,758,694	$17,826,041	$32,584,735

At June 30, 2006, the aggregate amounts of future minimum lease payments to be received are as follows:

Operating Leases
Six months ending December 31, 2006	$2,896,095
Year ending December 31, 2007	6,428,894
2008	6,403,346
2009	4,682,871
2010	4,351,881
2011	2,175,879
Thereafter	4,350,953

$31,289,919

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

JUNE 30, 2006

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

During the six and three months ended June 30, 2006 and 2005, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members’ capital	$410,623	$624,766	$1,183,373	$624,766
Reimbursement of other syndication costs to AFS and affiliates, deducted from Other Members’ capital	167,885	206,700	609,105	206,700
Administrative costs reimbursed to Managing Member	119,525	17,513	227,226	17,513
Asset management fees to Managing Member	85,553	—	165,302	—
Acquisition and initial direct costs paid to Managing Member	282,940	—	903,674	—

	$1,066,526	$848,979	$3,088,680	$848,979

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

6. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2007. The availability of borrowings to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of June 30, 2005 borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	—
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(17,500,000)

Total remaining available under the acquisition and warehouse facilities	$57,500,000

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Memberships and limited liability companies, the Company and AFS. There were no borrowings under the warehouse facility as of June 30, 2006.

The credit agreement includes certain financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of June 30, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until May 31, 2007.

7. Commitments:

As of June 30, 2006, the Company had outstanding commitments to purchase lease equipment of approximately $22,188,455 which may be funded during 2006. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

8. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

In the normal course of business, the Company enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties—in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations—also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The Managing Member has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the Managing Member, no liability will arise as a result of these provisions. The Managing Member has no reason to believe that the facts and circumstances relating to the Company’s contractual commitments differ from those it has entered into on behalf of the prior programs it has managed. The Managing Member knows of no facts or circumstances that would make the Company’s contractual

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006

8. Guarantees (continued):

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

9. Members’ capital:

As of June 30, 2006, 5,255,207 Units were issued and outstanding. The Fund is authorized to issue up to 15,000,000 Units. The Company terminated sales of Units effective April 30, 2006.

Distributions to the Other Members were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Distributions declared	$1,186,550	$—	$2,062,785	$—
Weighted average number of Units outstanding	5,139,679	275,927	4,762,759	275,927
Weighted average distributions per Unit	$0.23	$—	$0.43	$—

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

During the funding period, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of June 30, 2006, $52,556,737 have been contributed of which $500 was contributed by the Initial Other Member and $52,851,570, less rescissions of $295,333, by Other Members purchasing Units under the public offering for net contributions from Other Members of $52,556,237. The Company terminated sales of Units effective April 30, 2006. The liquidity of the Company will vary in the future, increasing to the extent proceeds from the offering, cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

As of June 30, 2006 the Company had outstanding commitments to purchase lease equipment of approximately $22,188,455 which may be funded during the year ended December 31, 2006. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

Cash Flows

The Company’s primary source of cash from operations for both the three and six months ended June 30, 2006 was rents from operating leases and interest on the notes receivable. The cash flows from operations of $912,749 and $1,721,077 for the three and six months ended June 30, 2006 were the result of increases in earning assets acquired by the Company as it expanded its leasing and lending activities which commenced on May 31, 2005. The activity for the three and six months ended June 30, 2005 was nominal.

During the three and six months ended June 30, 2006, the primary use of cash in investing activities was the purchase of equipment on operating leases and investments in notes receivable. Cash used to acquire operating lease assets totaled $7,667,918 for the second quarter and $19,832,103 for the first half of 2006. Cash used to invest in notes receivable totaled $1,734,196 for the second quarter and $1,902,427 for the first six months of 2006. The Company did not engage in any investing activities during the three and six months ended June 30, 2005.

During 2006 and 2005, the Company’s main source of cash from financing activities was the proceeds of its offering of Units. Capital contributions received totaled $4,562,470 and $13,148,590 for the three and six months ended June 30, 2006. Capital contributions totaled $6,941,840 for the first half of 2005. The primary use of cash from financing activities during the first half of 2006 and 2005 consisted of payments of syndication costs related to the offering and distributions to Other Members. Syndication costs paid were $1,792,478 and $831,466 for the first six months of 2006 and 2005. Distributions to Other Members totaled $2,062,785 during the first six months of 2006. There were no such distributions in 2005.

Results of operations

As of May 31, 2005, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (leasing and lending activities). After the Company’s public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

Operations resulted in a net loss of $37,482 and $411,467 for the three and six months ended June 30, 2006, respectively. These compares to a net loss of $10,684 for each of the three and six months ended June 30, 2005.

During the second quarter and first half of 2006, the Company’s revenues were primarily derived from income on its operating lease portfolio and interest on the notes receivable. Operating lease revenue totaled $1,396,451 and $2,408,002 for the three and six months ended June 30, 2006, respectively, while interest income on the notes receivable totaled $214,772 and $386,515 for the same periods, respectively.

The Company’s largest expense during the first half of 2006 was depreciation, which is directly related to its acquisition of operating lease assets during its initial acquisition phase. Depreciation expense totaled $1,164,878 and $2,006,062 for the three and six months ended June 30, 2006, respectively.

Under the terms of the Company’s Operating Agreement, AFS is entitled certain fees and reimbursements of costs. Management fees totaled $85,553 and $165,302 for the three and six months ended June 30, 2006, respectively. Cost reimbursements for the same periods consisted of acquisition expenses and initial direct costs (“IDC”) associated with the initiation of leases and notes receivable, and Company administration fees. Acquisition and IDC expenses totaled $251,123 for the second quarter and $739,723 for the first half of 2006. Administrative costs reimbursed to AFS totaled $119,525 for the second quarter and $227,226 for the first half of 2006.

As defined by the Company’s Operating Agreement, acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition of equipment, whether or not acquired.

Cost reimbursements to Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each Company that AFS manages based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

During 2005, the Company was in the initial stages of operations. Operations during the second quarter and first half of 2005 consisted primarily of interest income earned on cash and cash equivalents totaling $7,856 and cost reimbursements to the Managing Member and other expenses totaling $18,540.

Item 3. Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(d) and 15(e) under the Securities Exchange Act of 1934) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at June 30, 2006, certain controls were ineffective and thus there was a material weakness in the Company’s internal control over financial reporting.

The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures over the: a) application of generally accepted accounting principles for leasing transactions (specifically, timely identification and recording of impairment of leased assets, accumulating and capitalizing costs for initiating leases, and properly amortizing costs associated with the initiation of a lease); b) allocation of cost reimbursements to Managing Member; c) process of identifying and estimating liabilities in the correct period; and d) financial statement close process; and evaluating the relative significance of misstatements, were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Inapplicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information provided pursuant to § 228.701 (Item 701(f))(formerly included in Form SR):

(1)	Effective date of the offering: April 11, 2005; File Number: 333-120276
(2)	Offering commenced: April 11, 2005
(3)	The offering did not terminate before any securities were sold.
(4)	The offering was terminated on April 30, 2006.
(5)	The managing underwriter is ATEL Securities Corporation.
(6)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(7)	Aggregate amount and offering price of securities registered and sold as of June 30, 2006:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregete price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000,000	5,255,207	$52,552,070

(8)	Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect
payments to directors,
officers, Managing
Members of the issuer or
their associates, to
persons owning ten
percent or more of any
class of equity securities
of the issuer; and to
	affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$797,236	$3,941,405	$4,738,641
Other expenses	1,201,374	1,266,958	2,468,332

Total expenses	$1,998,610	$5,208,363	$7,206,973

(9) Net offering proceeds to the issuer after the total expenses in item 8:			$45,345,097

(10)	The amount of net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect
payments to directors,
officers, Managing
Members of the issuer or
their associates, to
persons owning ten
percent or more of any
class of equity securities
of the issuer; and to
	affiliates of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$520,534	$34,802,774	$35,323,308
Investments in notes receivable	59,724	8,627,949	8,687,673
Working capital	—	1,334,116	1,334,116

	$580,258	$44,764,839	$45,345,097

(11)	The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

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