Form 10QSB
period 2006-09-30
ATEL Capital Equipment Fund XI, LLC
filed 2007-05-17
CIK 1297667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2006

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

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND XI, LLC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEET

SEPTEMBER 30, 2006

(Unaudited)

ASSETS
Cash and cash equivalents	$1,466,755
Due from Managing Member	106,660
Due from affiliate	25,521
Accounts receivable, net	425,658
Notes receivable, net	7,242,146
Investment in securities	110,500
Investments in operating leases, net	35,793,851
Other assets	6,322

Total assets	$45,177,413

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Accrued distributions to Other Members	$553,721
Other	471,741
Acquisition facility obligation	4,000,000
Unearned operating lease income	516,310

Total liabilities	5,541,772
Commitments and contingencies
Members’ capital:
Managing Member	—
Other Members	39,635,641

Total Members’ capital	39,635,641

Total liabilities and Members’ capital	$45,177,413

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Operating lease income	$1,696,426	$14,270	$4,104,428	$14,270
Interest income	7,758	94,994	154,602	102,850
Gain on sale of securities	—	—	7,598	—
Notes receivable interest income	208,823	12,062	595,338	12,062
Other	16,801	3,750	30,382	3,750

Total revenues	1,929,808	125,076	4,892,348	132,932

Expenses:
Depreciation of operating lease assets	1,428,316	10,946	3,434,377	10,946
Asset management fees to Managing Member	93,245	2,561	258,547	2,561
Acquisition expense	209,038	47,227	948,762	47,227
Cost reimbursements to Managing Member	119,625	30,939	346,851	48,452
Provision for losses and doubtful accounts	7,580	—	8,890	—
Amortization of initial direct costs	38,299	1,566	98,263	1,566
Interest expense	45,509	—	45,509	—
Professional fees	69,872	11,104	168,111	11,104
Outside services	31,209	—	81,812	—
Other	40,060	8,694	71,400	9,721

Total operating expenses	2,082,753	113,037	5,462,522	131,577
Other income, net	17,031	—	22,793	—

Net (loss) income	(135,914)	$12,039	(547,381)	$1,355

Net income (loss):
Managing Member	$97,812	$15,205	$231,872	$15,205
Other Members	(233,726)	(3,166)	(779,253)	(13,850)

	$(135,914)	$12,039	$(547,381)	$1,355

Net loss per Limited Liability Company Unit (Other Members)	$(0.04)	$(0.00)	$(0.16)	$(0.01)
Weighted average number of Units outstanding	5,242,590	1,609,823	4,924,460	1,067,659

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND FOR THE

NINE MONTHS ENDED

SEPTEMBER 30, 2006

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2004	50	$500	$100	$600
Capital contributions	3,970,298	39,702,980	—	39,702,980
Less selling commissions to affiliates	—	(3,555,268)	—	(3,555,268)
Other syndication costs to Managing Member and affiliates	—	(1,859,227)	—	(1,859,227)
Recissions of capital contributions	(20,000)	(200,000)	—	(200,000)
Distributions to Other Members ($.80 per unit)	—	(1,015,714)	—	(1,015,714)
Distributions to Managing Member	—	—	(82,334)	(82,334)
Net income (loss)	—	(345,489)	82,234	(263,255)

Balance December 31, 2005	3,950,348	32,727,782	—	32,727,782
Capital contributions	1,314,859	13,148,592	—	13,148,592
Less selling commissions to affiliates	—	(1,183,373)	—	(1,183,373)
Other syndication costs to Managing Member and affiliates	—	(692,946)	—	(692,946)
Recissions and repurchases of capital contributions	(32,600)	(312,390)	—	(312,390)
Distributions to Other Members ($.66 per unit)	—	(3,272,771)	—	(3,272,771)
Distributions to Managing Member	—	—	(231,872)	(231,872)
Net income (loss)	—	(779,253)	231,872	(547,381)

Balance September 30, 2006	5,232,607	$39,635,641	$—	$39,635,641

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2006 AND 2005

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating activities:
Net (loss) income	$(135,914)	$12,039	$(547,381)	$1,355
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Depreciation of operating lease assets	1,428,316	10,946	3,434,377	10,946
Amortization of initial direct costs	38,299	1,566	98,263	1,566
Provision for losses and doubtful accounts	7,580	—	8,890	—
Gain on sale of securities	—	—	(7,598)	—
Changes in operating assets and liabilities:
Accounts receivable	(183,003)	(3,234)	(329,719)	(3,234)
Prepaids and other assets	(5,201)	29,854	441,292	29,854
Accounts payable, Managing Member	(546,681)	207,063	(556,505)	224,821
Accounts payable, other	458,460	(23,174)	369,875	165,641
Accrued liabilities, affiliates	(94,584)	143,061	(167,274)	(124,309)
Advances from Managing Member	—	—	(300,000)	—
Unearned operating lease income	(355,386)	—	(111,258)	—

Net cash provided by operating activities	611,886	378,121	2,332,962	306,640

Investing activities:
Purchases of equipment on operating leases	(4,147,667)	(615,112)	(23,979,770)	(615,112)
Purchase of securities	(48,000)	—	(110,500)	—
Payments of initial direct costs	(52,301)	(41,895)	(417,033)	(41,895)
Note receivable advances	(255,324)	(987,308)	(2,157,751)	(987,308)
Proceeds from sale of securities	—	—	7,598	—
Payments received on notes receivable	649,888	—	1,470,334	—

Net cash used in investing activities	(3,853,404)	(1,644,315)	(25,187,122)	(1,644,315)

Financing activities:
Borrowings under acquisition facility	5,000,000	—	5,000,000	—
Repayments under acquisition facility	(1,000,000)	—	(1,000,000)	—
Syndication costs paid to Managing Member	(83,841)	(2,664,020)	(1,876,319)	(3,495,486)
Distributions to Other Members	(1,209,986)	(187,674)	(3,272,771)	(187,674)
Distributions to Managing Member	(97,810)	(15,205)	(231,872)	(15,205)
Capital contributions	—	17,863,890	13,148,592	24,805,730
Rescissions of capital contributions	(217,057)	—	(312,390)	—

Net cash provided by financing activities	2,391,306	14,996,991	11,455,240	21,107,365

Net (decrease) increase in cash and cash equivalents	(850,212)	13,730,797	(11,398,920)	19,769,690
Cash and cash equivalents at beginning of period	2,316,967	6,039,493	12,865,675	600

Cash and cash equivalents at end of period	$1,466,755	$19,770,290	$1,466,755	$19,770,290

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$27,963	$—	$27,963	$—

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$553,721	$—	$553,721	$—

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund XI, LLC (the “Company”) was formed under the laws of the State of California on June 25, 2004. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing, lending and sales activities. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2025. Each Member’s personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and asset of the Company. Contributions in the amount of $52,339,680 were received as of September 30, 2006, $500 of which was contributed by the Initial Other Member and $52,851,570, less rescissions and/or repurchases of $512,390, by Other Members purchasing Units under the public offering for net contributions from Other Members of $52,339,180.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business (leasing and lending activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9,582,740), thus exceeding the $7,500,000 minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. As of September 30, 2006, 5,232,607 Units were issued and outstanding.

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

SEPTEMBER 30, 2006

2. Summary of significant accounting policies (continued):

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results for the year ended December 31, 2006.

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

SEPTEMBER 30, 2006

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

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of companies with note

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

2. Summary of significant accounting policies (continued):

payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current.

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

SEPTEMBER 30, 2006

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2006 and 2005 and long-lived assets as of September 30, 2006 and 2005:

	For the nine months ended September 30,
	2006	% of Total	2005	% of Total
Revenue
United States	$4,652,874	95%	$132,932	100%

United Kingdom	239,474	5%	—	0%

Total International	239,474	5%	—	0%

Total	$4,892,348	100%	$132,932	100%

	As of September 30,
	2006	% of Total	2005	% of Total
Long-lived tangible assets
United States	$32,334,070	90%	$1,631,803	100%

United Kingdom	3,459,781	10%	—	0%

Total International	3,459,781	10%	—	0%

Total	$35,793,851	100%	$1,631,803	100%

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. During the nine months ended September 30, 2006, the Company recognized a foreign currency gain of $22,793, which is included in other income, net.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

Other income (loss), net:

During the nine months ended September 30, 2006, other income was comprised of a foreign currency gain of $22,793. There was no other income (loss) during the nine months ended September 30, 2005.

Per unit data:

Net income and loss and distributions per unit are based upon the weighted average number of Other Members’ units outstanding during the period.

Recent accounting pronouncements:

During September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108. This Bulletin provides the Staff’s views on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in SAB No. 108 is effective for financial statements of fiscal years ending after November 15, 2006. Adoption of this guidance did not materially impact the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of December 31, 2006, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

3. Notes receivable:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable generally are up to 120 months and bear interest at rates ranging from 8.5% to 18.7%. The notes are secured by the equipment financed. As of September 30, 2006, the minimum future payments receivable are as follows:

Three months ending December 31, 2006	$732,153
Year ending December 31, 2007	2,842,199
2008	2,565,219
2009	746,120
2010	393,128
2011	393,128
Thereafter	1,262,646

8,934,593
Less: portion representing unearned interest income	(1,729,229)

7,205,364
Unamortized initial direct costs	36,782

Notes receivable, net	$7,242,146

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

For the nine months ended September 30, 2006, IDC amortization expense related to notes receivable was $22,472. Together with IDC amortization expense related to operating leases (discussed in footnote 4) of $75,791, total IDC amortization expense was $98,263. There was no IDC amortization expense related to notes receivable for the nine months ended September 30, 2005.

4. Investment in equipment leases:

The Company’s investment in leases consists of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation / Amortization Expense or Amortization	Balance September 30, 2006
Net investment in operating leases	$14,758,694	$23,979,770	$(3,434,377)	$35,304,087
Initial direct costs, net of accumulated amortization of $78,826 in 2006 and $2,945 in 2005	167,752	397,803	(75,791)	489,764

Total	$14,926,446	$24,377,573	$(3,510,168)	$35,793,851

For the nine months ended September 30, 2006, IDC amortization expense related to operating leases was $75,791. Together with IDC amortization expense related to notes receivable (as discussed in note 3) of $22,472, total IDC amortization expense was $98,263. For the nine months ended September 30, 2005, total IDC amortization expense was $1,566 and was solely related to operating leases.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale was $1,428,316 and $10,946 for the three months ended September 30, 2006 and 2005, respectively, and $3,434,377 and $10,946 for the nine months ended September 30, 2006 and 2005, respectively.

All of the property on leases was acquired in 2006 and 2005.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

4. Investment in equipment leases (continued):

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2005	Additions	Balance September 30, 2006
Materials handling	$4,132,141	$8,168,385	$12,300,526
Manufacturing	622,892	475,234	1,098,126
Transportation	10,215,638	10,206,825	20,422,463
Construction	—	3,358,302	3,358,302
Office furniture	—	145,907	145,907
Logging and Lumber	—	1,625,117	1,625,117

	14,970,671	23,979,770	38,950,441
Less accumulated depreciation	(211,977)	(3,434,377)	(3,646,354)

Total	$14,758,694	$20,545,393	$35,304,087

At September 30, 2006, the aggregate amounts of future minimum lease payments to be received are as follows:

Operating Leases
Three months ending December 31, 2006	$1,621,859
Year ending December 31, 2007	7,105,816
2008	7,080,268
2009	5,122,494
2010	4,548,119
2011	2,296,834
Thereafter	4,398,014

$32,173,404

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

SEPTEMBER 30, 2006

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

During the nine and three months ended September 30, 2006, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members’ capital	$—	$1,607,795	$1,183,373	$2,232,561
Reimbursement of other syndication costs to AFS and affiliates, deducted from Other Members’ capital	83,841	1,056,225	692,946	1,262,925
Administrative costs reimbursed to Managing Member	119,625	2,561	346,851	2,561
Asset management fees to Managing Member	93,245	48,307	258,547	48,307
Acquisition and initial direct costs paid to Managing Member	230,343	145	1,134,017	145

	$527,054	$2,715,033	$3,615,734	$3,546,499

The Managing Member, on behalf of the Company, will incur syndication costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Units). As of September 30, 2006, total syndication costs incurred and reimbursed by the Company to the Managing Member exceeded the syndication cost limitations as defined in the Operating Agreement. The amounts in excess of the limit are recorded as prepaid syndication costs. As the limit increases, based on increased sales of the Units, the prepaid syndication costs are recorded as a reduction to Members’ capital.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

6. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2007. The availability of borrowings to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of September 30, 2006, borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	(4,000,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(10,500,000)

Total remaining available under the acquisition and warehouse facilities	$60,500,000

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Memberships and limited liability companies, the Company and AFS. There were no borrowings under the warehouse facility as of September 30, 2006.

The credit agreement includes certain financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of September 30, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until May 31, 2007.

7. Commitments:

As of September 30, 2006, the Company had outstanding commitments to purchase lease equipment of approximately $13,949,538 which may be funded during 2006. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

8. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

In the normal course of business, the Company enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties—in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations—also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The Managing Member has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the Managing Member, no liability will arise as a result of these provisions. The Managing Member has no reason to believe that the facts and circumstances relating to the Company’s contractual commitments differ from those it has entered into on behalf of the

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

8. Guarantees (continued):

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

9. Members’ capital:

As of September 30, 2006, 5,232,607 Units were issued and outstanding. The Fund is authorized to issue up to 15,000,000 Units. The Company terminated sales of Units effective April 30, 2006.

Distributions to the Other Members were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Distributions declared	$1,209,985	$187,674	$3,272,771	$187,674
Weighted average number of Units outstanding	5,242,590	1,609,823	4,924,460	1,067,659
Weighted average distributions per Unit	$0.23	$0.12	$0.66	$0.18

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

During the funding period, the Company’s primary source of liquidity will be subscription proceeds from the public offering of Units. As of September 30, 2006, $52,339,680 have been contributed of which $500 was contributed by the Initial Other Member and $52,851,570, less rescissions of $512,390, by Other Members purchasing Units under the public offering for net contributions from Other Members of $52,339,180. The Company terminated sales of Units effective April 30, 2006. The liquidity of the Company will vary in the future, increasing to the extent proceeds from the offering, cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

As of September 30, 2006 the Company had outstanding commitments to purchase lease equipment of approximately $13,949,538 which may be funded during the year ended December 31, 2006. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

Cash Flows

The Company’s primary source of cash from operations for the three and nine months ended September 30, 2006 was rents from operating leases and interest on the notes receivable. The cash flows from operations for the three months ended September 30, 2006 and 2005 were $611,886 and $378,121, respectively. Cash from operations for the nine months ended September 30, 2006 and 2005 were $2,332,962 and $306,640, respectively. The increase in cash flows were primarily the result of increases in earning assets acquired by the Company as it expanded its leasing and lending activities.

During the three and nine months ended September 30, 2006, the primary use of cash in investing activities was the purchase of equipment on operating leases and investments in notes receivable. Cash used to acquire operating lease assets totaled $4,147,667 for the third quarter and $23,979,770 for the first nine months of 2006. Cash used to invest in notes receivable totaled $255,324 for the third quarter and $2,157,751 for the first nine months of 2006. The Company used cash totaling $615,112 to acquire leases and $987,308 to fund investments in notes receivable during the first nine months of 2005.

During 2006 and 2005, the Company’s main source of cash from financing activities was the proceeds of its offering of Units. Capital contributions received totaled $13,148,592 and $24,805,730 for the nine months ended September 30, 2006 and 2005, respectively. The Company also borrowed $5,000,000 from its acquisition facility during the third quarter of 2006. The primary use of cash from financing activities during the same periods consisted of payments of syndication costs related to the offering, distributions to Other Members and repayment of debt. Syndication costs paid were $1,876,319 and $3,495,486 for the first nine months of 2006 and 2005, respectively, while distributions paid to Other Members totaled $3,272,771 and $187,674 during the same periods. The Company also used $1,000,000 to repay a portion of its borrowings during the third quarter of 2006.

Results of operations

As of May 31, 2005, the Company had received and accepted subscriptions for the minimum amount of the offering ($1,200,000). As of that date, the Company commenced operations in its primary business (leasing and lending activities). After the Company’s public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

Operations resulted in a net loss of $135,914 for the third quarter of 2006 and a net loss of $547,381 for the first nine months of 2006. These compare to net income of $12,039 and $1,355 for the three and nine months ended September 30, 2005.

During the third quarter and first nine months of 2006, the Company’s revenues were primarily derived from income on its operating lease portfolio and interest on the notes receivable. Operating lease revenue totaled $1,696,426 and $4,104,428 for the three and nine months ended September 30, 2006, respectively; while interest income on the notes receivable totaled $208,823 and $595,338 for the three and nine months ended September 30, 2006, respectively.

The Company’s largest expense during the first nine months of 2006 was depreciation, which is directly related to its acquisition of operating lease assets during its initial acquisition phase. Depreciation expense totaled $1,428,316 and $3,434,377 for the three and nine months ended September 30, 2006, respectively.

Under the terms of the Company’s Operating Agreement, AFS is entitled certain fees and reimbursements of costs. Management fees totaled $93,245 and $258,547 for the three and nine months ended September 30, 2006, respectively. Cost reimbursements for the same periods consisted of acquisition expenses and initial direct costs (“IDC”) associated with the initiation of leases and notes receivable and Company administration fees. Acquisition and IDC costs totaled $209,038 for the third quarter and $948,762 for the first nine months of 2006. Administrative costs reimbursed to AFS totaled $119,625 for the third quarter and $346,851 for the first nine months of 2006.

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

During the first nine months of 2005, the Company was in the initial stages of operations. Revenue for this period consisted mostly of $102,850 of interest income earned on cash and cash equivalents. Additionally, the Company began recognizing revenue from operating lease assets as well as interest on the notes receivable. During the first nine months of 2005, the Company recognized $14,270 of income from its operating leases and $12,062 of interest on its notes receivable.

During the same period, total expenses were $131, 577 and were primarily comprised of acquisition expenses, which totaled $47,227, cost reimbursements to the Managing Member, which totaled $48,452, professional fees and depreciation of operating lease assets.

Item 3. Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(d) and 15(e) under the Securities Exchange Act of 1934) during and as of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at September 30, 2006, certain controls were ineffective and thus there was a material weakness in the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Inapplicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information provided pursuant to § 228.701 (Item 701(f))(formerly included in Form SR):

(1)	Effective date of the offering: April 11, 2005; File Number: 333-120276.
(2)	Offering commenced: April 11, 2005.
(3)	The offering did not terminate before any securities were sold.
(4)	The offering was terminated on April 30, 2006.
(5)	The managing underwriter is ATEL Securities Corporation.
(6)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”
(7)	Aggregate amount and offering price of securities registered and sold as of September 30, 2006:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregete price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000,000	5,232,607	$52,326,070

(8)	Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect
payments to directors,
officers, Managing
Members of the issuer or
their associates, to persons
owning ten percent or
more of any class of equity
securities of the issuer;
and to affiliates of the
	issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$814,186	$3,924,455	$4,738,641
Other expenses	1,285,215	1,266,958	2,552,173

Total expenses	$2,099,401	$5,191,413	$7,290,814

(9) Net offering proceeds to the issuer after the total expenses in item 8:			$45,035,256

(10)	The amount of net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect
payments to directors,
officers, Managing
Members of the issuer or
their associates, to persons
owning ten percent or
more of any class of equity
securities of the issuer;
and to affiliates of the
	issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$568,588	$33,384,987	$33,953,575
Investments in notes receivable	63,996	8,883,273	8,947,269
Working capital	—	2,134,412	2,134,412

	$632,584	$44,402,672	$45,035,256

(11)	The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

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