Form 10KSB
period 2006-12-31
ATEL Capital Equipment Fund XI, LLC
filed 2007-05-17
CIK 1297667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the issuer’s revenues for the most recent fiscal year: $7,043,372.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable.

The number of Limited Liability Company Units outstanding as of April 30, 2007 was 5,232,607.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business disclosure Format (check one):    Yes  ☐    No  ☒

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1,200,000) had been received and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business (leasing and lending activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9,582,740), thus exceeding the $7,500,000 minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company’s offering was terminated effective April 30, 2006.

As of December 31, 2006, 5,232,607 Units were issued and outstanding.

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

The Company, or AFS on behalf of the Company, has incurred costs in connection with the organization, registration and issuance of the Limited Liability Company Units (see Note 7 to the financial statements included in Item 7 of this report). The amount of such costs to be borne by the Company is limited by certain provisions of the Company’s Operating Agreement. The Company will pay AFS and affiliates of AFS substantial fees which may result in a conflict of interest. The Company will pay substantial fees to AFS and its affiliates before distributions are paid to investors even if the Company does not produce profits.

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

Through December 31, 2006, the Company had purchased equipment with a total acquisition price of $42,086,103. The Company has also loaned $10,746,130 for notes receivable secured by various assets.

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

During 2006 and 2005 certain lessees generated significant portions of the Company’s total operating revenues as follows:

Lessee	Type of Equipment	2006	2005
Union Pacific	Transportation	18%	61%
International Paper Co. - Mac	Material Handling	15%	*
Whirlpool Corporation	Material Handling	13%	*

*	Less than 10%

The above percentages are not expected to be comparable in future periods.

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

The primary geographic regions in which the company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s operating revenues for the year ended December 31, 2006 and 2005:

Geographic area	2006	2005
United States	88%	98%
Europe	12%	2%

The business of the Company is not seasonal.

The Company has no full time employees.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2006 and the industries to which the assets have been leased:

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation	$20,475,227	49%
Materials handling	14,748,610	35%
Construction	3,561,702	8%
Logging and Lumber	2,001,117	5%
Manufacturing	1,153,540	3%
Office furniture	145,907	0%

	$42,086,103	100%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$19,054,711	45%
Rail	11,924,442	28%
Transportation Services	5,796,530	14%
Health Care	4,966,705	12%
Electrical	343,715	1%

	$42,086,103	100%

From inception to December 31, 2006, the Company has disposed of certain leased assets as set forth below:

Asset Types	Original Equipment Cost	Sale Price	Excess of Rents Over Expenses*
Transportation	$173,000	$221,343	$—

	$173,000	$221,343	$—

For further information regarding the Company’s equipment lease portfolio as of December 31, 2006, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 7 of this report.

Notes Receivable Activities

The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets acquired by the Company through December 31, 2006 and the industries to which the assets have been financed.

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Computer equipment	$5,990,062	56%
Equipment and other assets	4,251,855	39%
Manufacturing	504,213	5%

	$10,746,130	100%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Communications	$2,610,972	24%
Manufacturing	2,503,105	23%
Health Services	2,125,000	20%
Business Services	1,491,692	14%
Technology	1,315,391	12%
Electronics	699,970	7%

	$10,746,130	100%

For further information regarding the Company’s note receivable portfolio as of December 31, 2006 see Note 4 to the financial statements, Notes receivable, as set forth in Part II, Item 7 of this report.

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

Holders

As of December 31, 2006, a total of 1,180 investors were record holders of Units in the Company.

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

The rate for monthly distributions from 2006 operations was $0.07 per Unit for the period from January through March 2006 and $0.08 per Unit for the period April through December 2006. The distributions were paid in April 2006 through January 2007. The rate for quarterly distributions paid in April 2006 was $0.20 per Unit, while the rate for each of the quarterly distributions paid in July and October 2006, and January 2007 was $0.23 per Unit.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2006	2005
Net loss per Other Member Limited Liability Unit, based on weighted average Units outstanding	$(0.19)	$(0.27)
Return of investment	1.09	1.07

Distributions declared per Other Members Limited Liability Unit, based on weighted average Units outstanding	0.90	0.80
Differences due to timing of distributions	(0.01)	(0.25)

Actual distribution rates per Unit	$0.89	$0.55

Use of Proceeds from Registered Securities

Information provided pursuant to § 228.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: April 11, 2005; File Number: 333-120276.

(2)	Offering commenced: April 11, 2005.

(3)	The offering did not terminate before any securities were sold.

(4)	The offering was terminated on April 30, 2006.

(5)	The managing underwriter is ATEL Securities Corporation.

(6)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”

(7)	Aggregate amount and offering price of securities registered and sold as of December 31, 2006:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregete price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000,000	5,232,607	$52,326,070
(8) Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect

payments to directors,

officers, Managing

Members of the issuer or

their associates, to

persons owning ten

percent or more of any

class of equity securities

of the issuer; and to

affiliates of the issuer

			Direct or indirect payments to others	Total
Underwriting discounts and commissions		$789,774	$3,948,867	$4,738,641
Other expenses		1,405,181	1,266,958	2,672,139

Total expenses		$2,194,955	$5,215,825	$7,410,780

(9) The amount of net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect

payments to directors,

officers, Managing

Members of the issuer or

their associates, to

persons owning ten

percent or more of any

class of equity securities

of the issuer; and to

affiliates of the issuer

			Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment		$624,557	$33,476,104	$34,100,661
Investments in notes receivable		68,499	10,746,130	10,814,629

		$693,056	$44,222,234	$44,915,290

(10) The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 6, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and elsewhere in this Form 10-KSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-KSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 1 0-KSB or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

The Company commenced its offering of Units on April 11, 2005. On May 31, 2005, the Company commenced operations in its primary business (leasing and lending activities). Until the Company’s initial portfolio of equipment has been purchased, funds that have been received, but that have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper. The Company’s public offering provided for a total maximum capitalization of $150,000,000. The Company terminated sales of Units effective April 30, 2006.

During the funding period, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of December 31, 2006, $52,339,682 had been contributed of which $500 was contributed by the Initial Other Member and $52,851,572, less rescissions of $512,390, by Other Members purchasing Units under the public offering for net contributions from Other Members of $52,339,182. The liquidity of the Company will vary in the future, increasing to the extent proceeds from cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Other Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

The Company participates with AFS and certain of its affiliates in a financing arrangement ((the “Master Terms Agreement”) comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial and non-financial covenants. The financial arrangement is $75,000,000 and expires in June 2007. The availability of borrowings available to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities. As of December 31, 2006, the Company had outstanding borrowings of $9,500,000 under the facility.

Borrowings under the facility as of December 31, 2006 were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	(9,500,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(17,061,475)

Total remaining available under the acquisition and warehouse facilities	$48,438,525

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth (16.8% at December 31, 2006) as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ATEL Leasing Corporation (“ALC”) (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2006, borrowings of $3,061,475 were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2006 was approximately $514,428.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at December 31, 2006 ranged from 6.60% to 8.25%.

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of December 31, 2006, the investment program participants were ATEL Capital Equipment Fund VII, L.P., ATEL Capital Equipment Fund VIII, LLC, ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and ATEL Capital Equipment Fund XI, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The credit agreement includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were not in compliance with a non-financial covenant as of December 31, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until May 31, 2007.

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

The Company commenced regular distributions, based on cash flows from operations, beginning with the month of June 2005. The distribution was made in July 2005 and additional distributions have been consistently made through December 2006.

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

The Company has $8,893,142 in commitments to purchase lease assets or fund notes receivable as of December 31, 2006. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company. Of the $8,893,142, $339,440 was cancelled subsequent to year end.

Cash Flows

2006 vs. 2005

The Company’s primary sources of cash from operations for the years ended December 31, 2006 and 2005 were rents from operating leases and interest on the notes receivable. The cash flows from operations for the years ended December 31, 2006 and 2005 were $6,027,132 and $1,523,982, respectively. The increase in cash flows were primarily the result of increases in earning assets acquired by the Company as it expanded its leasing and lending activities.

During the years ended December 31, 2006 and 2005, the primary uses of cash in investing activities were the purchase of equipment on operating leases and investments in notes receivable. Cash used to acquire operating lease assets totaled $27,060,018 for 2006 and $14,970,671 for 2005. Cash used to invest in notes receivable totaled $4,020,608 and $6,725,522 for 2006 and 2005, respectively.

During 2006 and 2005, the Company’s main source of cash from financing activities was the proceeds of its offering of Units. Capital contributions received totaled $13,148,592 in 2006 and $39,702,980 in 2005. The Company also borrowed approximately $12,500,000 from its acquisition facility during 2006. The primary use of cash from financing activities during the same periods consisted of payments of syndication costs related to the offering, distributions to Other Members and repayment of debt. Syndication costs paid were $1,996,285 and $5,414,495 for 2006 and 2005, respectively, while distributions paid to Other Members totaled $4,482,452 in 2006 and $701,370 in 2005. The Company also used $3,000,000 to repay a portion of its borrowings during the second half of 2006.

Results of Operations

The Company commenced operations in 2005.

As of May 31, 2005, the Company had received, and accepted, subscriptions for the minimum amount of the offering ($1,200,000). As of that date, the Company commenced operations in its primary business (leasing and lending activities). After the Company’s public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

Operations resulted in net losses of $620,592 and $263,255 for the years ended December 31, 2006 and 2005, respectively. The increase in loss incurred was primarily due to expenses increasing at a faster pace than revenues. Total revenues for 2006 were $7,043,372 compared to $604,565 for 2005. Total expenses for 2006 were $7,737,675 compared to $867,820 for 2005.

During 2006 and 2005, the Company’s revenues were primarily derived from income on its operating lease portfolio and interest on the notes receivable and cash held. Operating lease revenue totaled $5,992,527 and $276,461 for the years ended December 31, 2006 and 2005, respectively; while interest income on the notes receivable and cash held totaled $956,088 and $328,104 for the years then ended.

The Company’s largest expense during 2006 was depreciation, which is directly related to its acquisition of operating lease assets during its initial acquisition phase. Depreciation expense totaled $5,020,736 for 2006 and $211,977 for 2005.

Under the terms of the Company’s Operating Agreement, AFS is entitled certain fees and reimbursements of costs. Management fees totaled $367,978 in 2006 and $19,895 in 2005. Cost reimbursements for the same periods consisted of acquisition expenses and initial direct costs (“IDC”) associated with the initiation of leases and notes receivable and Company administration fees. Acquisition and IDC costs totaled $986,621 in 2006 and $359,651 for 2005. Administrative costs reimbursed to AFS totaled $448,508 and $74,733 for 2006 and 2005, respectively.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No.159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing leases are written-off to the allowance as they are deemed uncollectible.

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

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

Notes receivable, unearned interest income and related revenue recognition:

The Company records all future payments of principal and interest on notes as notes receivable and then offsets the related unearned interest income. For financial statement purposes, the Company reports only the principal due on the balance sheet. The unearned interest is recognized over the term of the note and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Any fees or costs related to notes receivable are recorded as part of the net investment in notes receivable and amortized over the term of the loan.

Allowances for losses on notes receivable are typically established based on historical charge offs and collections experience and are usually determined by specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Notes are written off to the allowance as they are deemed uncollectible.

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable.

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable (as defined in Statement of Financial Accounting Standards No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”). IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease assets and notes receivable,, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs, such amounts are expensed as acquisition expense.

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

Asset valuation:

Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by the discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

Item 7. FINANCIAL STATEMENTS

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 13 through 27.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL Capital Equipment Fund XI, LLC

We have audited the accompanying balance sheet of ATEL Capital Equipment Fund XI, LLC (the “Company”) as of December 31, 2006, and the related statements of operations, changes in members’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund XI, LLC as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

May 17, 2007

Report of Independent Registered Public Accounting Firm

The Members

ATEL Capital Equipment Fund XI, LLC

We have audited the accompanying statements of operations, changes in members’ capital, and cash flows of ATEL Capital Equipment Fund XI, LLC (the Company) for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of ATEL Capital Equipment Fund XI, LLC for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Francisco, California

May 31, 2006

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEET

DECEMBER 31, 2006

ASSETS
Cash and cash equivalents	$4,902,086
Accounts receivable, net	543,535
Notes receivable, net	8,407,929
Investments in securities	155,500
Investments in equipment and leases, net	37,190,929
Other assets	1,121

Total assets	$51,201,100

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$188,119
Accrued distributions to Other Members	553,722
Other	1,711,258
Acquisition facility obligation	9,500,000
Unearned operating lease income	1,113,300

Total liabilities	13,066,399

Commitments and contingencies

Members’ capital:
Managing Member	—
Other Members	38,134,701

Total Members’ capital	38,134,701

Total liabilities and Members’ capital	$51,201,100

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Year ended December 31,
	2006	2005
Revenues:
Operating lease income	$5,992,527	$276,461
Direct financing leases	263	—
Gain on sales of assets	48,343	—
Interest income	159,206	260,057
Gain on sale of securities	7,598	—
Notes receivable interest income	796,882	68,047
Other	38,553	—

Total revenues	7,043,372	604,565

Expenses:
Depreciation of operating lease assets	5,020,736	211,977
Asset management fees to Managing Member	367,978	19,895
Acquisition expense	986,621	359,651
Cost reimbursements to Managing Member	448,508	74,733
Provision for losses and doubtful accounts	174,402	—
Amortization of initial direct costs	139,923	7,777
Interest expense	127,188	3,667
Professional fees	213,137	112,150
Outside services	97,262	10,199
Other	161,920	67,771

Total operating expenses	7,737,675	867,820
Other income, net	73,711	—

Net income (loss)	$(620,592)	$(263,255)

Net income (loss):
Managing Member	$329,954	$82,234
Other Members	(950,546)	(345,489)

	$(620,592)	$(263,255)

Net loss per Limited Liability Company Unit (Other Members)	$(0.19)	$(0.27)
Weighted average number of Units outstanding	5,002,130	1,268,991

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006 AND 2005

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2004	50	$500	$100	$600

Capital contributions	3,970,298	39,702,980	—	39,702,980
Less selling commissions to affiliates	—	(3,555,268)	—	(3,555,268)
Other syndication costs to Managing Member and affiliates	—	(1,859,227)	—	(1,859,227)
Recissions of capital contributions	(20,000)	(200,000)	—	(200,000)
Distributions to Other Members ($.80 per unit)	—	(1,015,714)	—	(1,015,714)
Distributions to Managing Member	—		(82,334)	(82,334)
Net income (loss)	—	(345,489)	82,234	(263,255)

Balance December 31, 2005	3,950,348	32,727,782	—	32,727,782

Capital contributions	1,314,859	13,148,592	—	13,148,592
Less selling commissions to affiliates	—	(1,183,373)	—	(1,183,373)
Other syndication costs to Managing Member and affiliates	—	(812,912)	—	(812,912)
Recissions and repurchases of capital contributions	(32,600)	(312,390)	—	(312,390)
Distributions to Other Members ($.90 per unit)	—	(4,482,452)	—	(4,482,452)
Distributions to Managing Member	—	—	(329,954)	(329,954)
Net income (loss)	—	(950,546)	329,954	(620,592)

Balance December 31, 2006	5,232,607	$38,134,701	$—	$38,134,701

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Year Ended December 31,
	2006	2005
Operating activities:
Net loss	$(620,592)	$(263,255)
Adjustment to reconcile net loss to cash provided by operating activities:
Depreciation of operating lease assets	5,020,736	211,977
Amortization of initial direct costs	139,923	7,777
Provision for doubtful accounts	30,830	—
Provision for losses on notes receivable	143,572	—
Recognition of unearned interest income	—	(68,047)
(Gain) loss on sale of assets	(48,343)	—
(Gain) loss on sale of securities	(7,598)	—
Changes in operating assets and liabilities:
Accounts receivable	(469,535)	(104,829)
Prepaids and other assets	446,493	(447,614)
Accounts payable, Managing Member	—	11,814
Accounts payable, other	—	779
Accrued liabilities, Managing Member	(261,726)	438,031
Accrued liabilities, affiliates	(141,753)	141,753
Accrued liabilities, other	1,609,393	654,808
Advances from Managing Member	(300,000)	300,000
Unearned fee income related to note receivable	—	13,220
Unearned operating lease income	485,732	627,568

Net cash provided by operating activities	6,027,132	1,523,982

Investing activities:
Purchases of equipment on operating leases	(27,060,018)	(14,970,671)
Purchases of equipment on direct financing leases	(55,414)	—
Purchases of securities	(155,500)	—
Proceeds from sales of lease assets	221,343	—
Payments of initial direct costs	(477,505)	(215,551)
Reduction of net investment in direct financing leases	524	—
Note receivable advances	(4,020,608)	(6,725,522)
Proceeds from sale of securities	7,598	—
Payments and amortization on notes receivable	2,021,348	262,401

Net cash used in investing activities	(29,518,232)	(21,649,343)

Financing activities:
Borrowings under acquisition facility	12,500,000	—
Repayments under acquisition facility	(3,000,000)	—
Payment of syndication costs to Managing Member and affiliates	(1,996,285)	(5,414,495)
Distributions to Other Members	(4,482,452)	(701,370)
Distributions to Managing Member	(329,954)	(56,846)
Capital Contributions	13,148,592	39,702,980
Rescissions of capital contributions	(312,390)	(200,000)
Distributions declared and payable	—	(339,833)

Net cash provided by financing activities	15,527,511	32,990,436

Net (decrease) increase in cash and cash equivalents	(7,963,589)	12,865,075
Cash and cash equivalents at beginning of year	12,865,675	600

Cash and cash equivalents at end of year	$4,902,086	$12,865,675

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$108,671	$—

Cash paid during the period for taxes	$42,156	$—

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$553,722	$314,344

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

As of December 31, 2006, 5,232,607 Units were issued and outstanding.

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

The Company, or AFS on behalf of the Company, has incurred costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Note 7). The amount of such costs to be borne by the Company is limited by certain provisions of the Company’s Operating Agreement. The Company will pay AFS and affiliates of AFS substantial fees which may result in a conflict of interest. The Company will pay substantial fees to AFS and its affiliates before distributions are paid to investors even if the Company does not produce profits. Therefore, the financial position of the Company could change significantly.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying financial statements as of December 31, 2006, and for the years ended December 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the Unites States (“GAAP”).

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

Accounts receivable:

Accounts receivable represent the amounts billed under lease contracts and currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged off on specific identification by AFS.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions. The Company believes that the concentration of such deposits and temporary cash investments is not deemed to create a significant risk. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable. See footnote 3 for a description of lessees and financial borrowers by industry as of December 31, 2006.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged-off to the allowance as they are deemed uncollectible.

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases.

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally on terms from 36 to 120 months. The difference between rent received and rental revenue recognized is recorded as unearned operating lease income on the balance sheet.

Notes receivable, unearned interest income and related revenue recognition:

The Company records all future payments of principal and interest on notes as notes receivable, which is then offset by the amount of any related unearned interest income. For financial statement purposes, the Company reports only the net amount of principal due on the balance sheet. The unearned interest is recognized over the term of the note and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Any fees or costs related to notes receivable are recorded as part of the net investment in notes receivable and amortized over the term of the loan.

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

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable.

The fair value of the Company’s notes receivable is commensurate with the amount at which the asset could be collected in a current transaction, exclusive of transaction costs such as prepayment penalties. The estimated fair value of the Company’s notes receivable was $8,407,929 at December 31, 2006.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable (as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”. IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. The costs are amortized on a lease by lease basis based on actual lease term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease assets and notes receivable, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2006 and 2005 and long-lived tangible assets as of December 31, 2006:

	For the years ended December 31,
	2006	% of Total	2005	% of Total
Revenue
United States	$6,196,435	88%	$598,752	99%

United Kingdom	846,937	12%	5,813	1%

Total International	846,937	12%	5,813	1%

Total	$7,043,372	100%	$604,565	100%

	As of December 31,
	2006	% of Total
Long-lived tangible assets
United States	$32,965,665	89%

United Kingdom	4,225,264	11%

Total International	4,225,264	11%

Total	$37,190,929	100%

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. During the year ended December 31, 2006, the Company recognized a foreign currency gain of $73,711, which is included in other income, net. There was no foreign currency gain or loss recognized during 2005.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Review Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states, which levy income taxes on partnerships. For the years ended December 31, 2006 and 2005, the current provision for state income taxes was approximately $40,000 and $43,000, respectively.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The tax basis of the Company’s net assets and liabilities varies from the amounts presented in these financial statements at December 31:

	2006	2005
Financial statement basis of net assets	$38,134,701	$32,727,782
Tax basis of net assets (unaudited)	29,395,687	38,797,729

Difference	$(8,739,014)	$6,069,947

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net losses reported in these financial statements to the net losses reported on the Company’s federal tax returns (unaudited) for the years ended December 31, 2006 and 2005, respectively:

	2006	2005
Net (loss) per financial statements	$(620,592)	$(263,255)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(5,208,064)	(452,478)
Provision for losses and doubtful accounts	174,402	—
Adjustments to revenues	804,673	341,526
Other	—	43,565

Net (loss) per federal tax return (unaudited)	$(4,849,581)	$(330,642)

Other income (loss), net:

During the year ended December 31, 2006, other income was solely comprised of a foreign currency gain of $73,711. There was no other income (loss) during the year ended December 31, 2005.

Per unit data:

Net income and distributions per unit are based upon the weighted average number of Other Members units outstanding during the period.

Organization and Offering Expenses.

The Managing Member and its Affiliates was reimbursed for certain expenses in connection with the organization of the Company and the offering of units. Total Organization and Offering Expenses (“Syndication Costs”) paid or reimbursed by the Company, including selling commissions payable directly by the Company, did not exceed 15% of offering proceeds up to $25,000,000 and 14% of the offering proceeds in excess of $25,000,000 (the “Cap”). Syndication Costs were recorded by the Company as a reduction of Other Members’ Capital.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Recent accounting pronouncements:

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No.159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

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

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2006, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

2006
Manufacturing	45%
Rail Transportation	28%
Health Care	12%
Transportation Services	11%

During 2006, three customers comprised 48% of the Company’s revenues from leases. During 2005, one customer comprised 61% of the Company’s revenues from leases.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable net:

The Company has various notes receivable from parties who have financed their purchase of equipment through the Company. The terms of the notes receivable generally are up to 120 months and bear interest at rates ranging from 8.5% to 18.7%. The notes are secured by the equipment financed. As of December 31, 2006, the minimum future payments receivable are as follows:

Year ending December 31, 2007	3,587,997
2008	3,321,155
2009	1,401,858
2010	393,128
2011	393,128
Thereafter	1,262,646

10,359,912
Less: portion representing interest	(1,842,704)

8,517,208
Initial direct costs, net of accumulated amortization of $34,206	34,293
Less: reserve for impairment	(143,572)

$8,407,929

For the year 2006, IDC amortization expense related to notes receivable was $29,463. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in footnote 6) of $110,460, total IDC amortization expense was $139,923 for 2006.

For the year 2005, IDC amortization expense related to notes receivable was $4,832. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in footnote 6) of $2,945, total IDC amortization expense was $7,777 for 2005.

5. Reserves, impairment losses and provisions for doubtful accounts:

The Company’s allowance for doubtful accounts and losses as of December 31, 2006 is shown below. The Company did not have an allowance for doubtful accounts in prior years.

	Reserve for losses on assets held for sale or lease	Realized losses on marketable securities	Notes Receivable allowance for doubtful accounts	Accounts receivable for allowance for doubtful accounts	Total
Balance December 31, 2005	$—	$—	$—	$—	$—
Provision for losses and doubtful accounts	—	—	143,572	30,830	174,402
(Write-offs) Recoveries	—	—	—	—	—

Balance December 31, 2006	$—	$—	$143,572	$30,830	$174,402

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following:

	Balance December 31, 2005	Reclassifications & Additions / Dispositions	Depreciation / Amortization Expense or Amortization of Direct Financing Leases	Balance December 31, 2006
Net investment in operating leases	$14,758,694	$26,887,018	$(5,020,736)	$36,624,976
Net investment in direct financing leases	—	55,414	(524)	54,890
Initial direct costs, net of accumulated amortization of $113,495 in 2006 and $2,952 in 2005	167,752	453,771	(110,460)	511,063

Total	$14,926,446	$27,396,203	$(5,131,720)	$37,190,929

Additions to net investment in operating leases are stated at cost and include amounts accrued at December 31, 2006 and 2005 related to asset purchase obligations.

For the year 2006, IDC amortization expense related to operating and direct finance leases was $110,460. Together with IDC amortization expense related to notes receivable (as discussed in note 4) of $29,463 total IDC amortization expense was $139,923 for 2006.

For the year 2005, IDC amortization expense related to operating and direct finance leases was $2,945. Together with IDC amortization expense related to notes receivable (as discussed in note 4) of $4,832, total IDC amortization expense was $7,777 for 2005.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No impairment losses were recorded in 2006 or 2005.

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale was $5,020,736 and $211,977 for the years ended December 31, 2006 and 2005, respectively.

All of the leased property was acquired in 2006 and 2005.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following:

	Balance December 31, 2005	Additions	Reclassifications or Dispositions	Balance December 31, 2006
Materials handling	$4,132,141	$10,616,469	$—	$14,748,610
Manufacturing	622,892	475,234	—	1,098,126
Transportation	10,215,638	10,259,589	(173,000)	20,302,227
Construction	—	3,561,702	—	3,561,702
Office furniture	—	145,907	—	145,907
Logging and Lumber	—	2,001,117	—	2,001,117

	14,970,671	27,060,018	(173,000)	41,857,689
Less accumulated depreciation	(211,977)	(5,020,736)	—	(5,232,713)

Total	$14,758,694	$22,039,282	$(173,000)	$36,624,976

Direct financing leases:

As of December 31, 2006, investment in direct financing leases consists of manufacturing equipment. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2006:

December 31, 2006
Total minimum lease payments receivable	$55,922
Estimated residual values of leased equipment (unguaranteed)	10,390

Investment in direct financing leases	66,312
Less unearned income	(11,422)

Net investment in direct financing leases	$54,890

At December 31, 2006, the aggregate amounts of future minimum lease payments receivable are as follows:

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2007	$7,752,299	$9,452	$7,761,751
2008	7,726,752	9,452	7,736,204
2009	5,750,039	9,452	5,759,491
2010	5,027,023	9,452	5,036,475
2011	2,676,457	9,452	2,685,909
Thereafter	4,422,486	8,662	4,431,148

	$33,355,056	$55,922	$33,410,978

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investment in equipment and leases, net (continued):

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. The useful lives for investment in leases by category are as follows:

Equipment category	Useful Life
Mining	30 - 40
Marine Vessels	20 - 30
Manufacturing	10 - 20
Materials Handling	7 - 10
Transportation	7 - 10
Natural Gas Compressors	7 - 10
Office Furniture	7 - 10
Communications	3 - 5

7. Related party transactions:

The terms of the Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale and for management of the Company.

The Operating Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Company. Administrative services provided include Company accounting, finance/treasury, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of equipment. Reimbursable costs incurred by AFS are allocated to the Company based upon estimated time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies. The Company would be liable for certain future costs to be incurred by AFS to manage the administrative services provided to the Company.

Each of ATEL Leasing Corporation (“ALC”); ATEL Equipment Corporation (“AEC”); ATEL Investor Services (“AIS”); and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services are performed for the Company by ALC; equipment management, lease administration and asset disposition services are performed by AEC; investor relations and communications services are performed by AIS; and general administrative services for the Company are performed by AFS.

Cost reimbursements to Managing Member are based on costs incurred by AFS in performing administrative services for the Company that are allocated to each fund that AFS manages based on criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31:

	Year ended December 31,
	2006	2005
Selling commissions, equal to 9% of the selling price of the Limited Liability Company units, deducted from Other Members’ capital	$1,183,373	$3,555,268
Reimbursement of other syndication costs to Managing Member, deducted from Other Members’ capital	812,912	1,859,227
Administrative costs reimbursed to Managing Member	448,508	74,733
Asset management fees to Managing Member	367,978	19,895
Acquisition and initial direct costs paid to Managing Member	1,198,851	478,257

	$4,011,622	$5,987,380

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

8. Borrowing facilities:

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

As of December 31, 2006, borrowings under the facility were as follows:

Total amount available under the financing arrangement	$75,000,000
Amount borrowed by the Company under the acquisition facility	(9,500,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(17,061,475)

Total remaining available under the acquisition and warehouse facilities	$48,438,525

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Memberships and limited liability companies, the Company and AFS. As of December 31, 2006, borrowings of $3,061,475 were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2006 was approximately $514,428.

The credit agreement includes certain financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of December 31, 2006. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until May 31, 2007.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured only by that borrower’s assets, including but not limited to equipment and related leases.

As of December 31, 2006, the Company had $9,500,000 outstanding under the acquisition facility. Interest on the line of credit is based on either the thirty day LIBOR rate or the bank’s prime rate. The carrying amount of the Company’s acquisition facility obligation approximates fair value.

The financial institutions providing the above discussed financing arrangement have a blanket lien on the Company’s assets as collateral on any and all borrowings.

9. Commitments:

At December 31, 2006, there were commitments to purchase lease asset totaling approximately $8,900,000. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. Of the $8,900,000 commitment at December 31, 2006, approximately $340,000 was canceled subsequent to year-end.

10. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

In the normal course of business, the Company enters into contracts of various types, including lease contracts, contracts for the sale or purchase of lease assets, management contracts, loan agreements, credit lines and other debt facilities. It is prevalent industry practice for most contracts of any significant value to include provisions that each of the contracting parties - in addition to assuming liability for breaches of the representations, warranties, and covenants that are part of the underlying contractual obligations - also assume an obligation to indemnify and hold the other contracting party harmless for such breaches, for harm caused by such party’s gross negligence and willful misconduct, including, in certain instances, certain costs and expenses arising from the contract. The Managing Member has substantial experience in managing similar leasing programs subject to similar contractual commitments in similar transactions, and the losses and claims arising from these commitments have been insignificant, if any. Generally, to the extent these contracts are performed in the ordinary course of business under the reasonable business judgment of the Managing Member, no liability will arise as a result of these provisions. The Managing Member has no reason to believe that the facts and circumstances relating to the Company’s contractual commitments differ from those it has entered into on

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

10. Guarantees (continued):

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

11. Members’ capital:

As of December 31, 2006, 5,232,607 Units were issued and outstanding. The Company terminated sales of Units effective April 30, 2006. The Company was authorized to issue up to 15,000,000 Units.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(d) and 15(e) under the Securities Exchange Act of 1934) during and as of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at December 31, 2006, certain controls were ineffective and thus there was a material weakness in the Company’s internal control over financial reporting.

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

Dean L. Cash, age 56, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 54, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 48, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2006.

Code of Ethics

ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer and Chief Financial and Operating Officer. The Code of Ethics is included as Exhibit 14.1 to this report.

Item 10. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid in 2006 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of ATEL.

Through December 31, 2006, $4,738,641 of such commissions had been paid to AFS or its affiliate. Of that amount, $3,948,868 has been re-allowed to other broker/dealers.

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

With the additional carried interest calculated as described above, the maximum aggregate fees payable to the Manager and Affiliates under the NASAA Guidelines as carried interest and promotional interest would equal 11.5% of Distributions of Cash from Operations (6.5% + 5% = 11.5%), and 7.5% of Distributions of Sale or Refinancing Proceeds (6.5% + 1% = 7.5%), before the subordination level was reached, and 2 1.5% of all Distributions thereafter. The maximum amounts to be paid under the terms of the Operating Agreement are subject to the application of the Asset Management Fee Limit provided in Section 8.3 of the Agreement, which limits the annual amount payable to the Manager and its Affiliates as the Asset Management Fee and the Carried Interest to an aggregate not to exceed the total amount of fees that would be payable to the Manager and its Affiliates under the NASAA Fee Limitation.

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

A Carried Interest equal to 7.5% of all Distributions of Cash from Operations and Cash from Sales or Refinancing. See Note 7 to the financial statements included in Item 7 for amounts paid.

Managing Member’s Interest in Operating Proceeds

AFS receives an allocation of all 7.5% of all Company net income, net loss and investment tax credits corresponding to its Carried Interest in Distributions, and the remaining 92.5% is allocated among the Members. See financial statements included in Item 7, Part I of this report for amounts allocated to AFS in 2006.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2006, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

	(2)	(3)	(4)
(1) Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Liability Company Units	ATEL Capital Group 600 California Street, 6th Floor San Francisco, CA 94108	Initial Limited Liability Company Units 50 Units ($500)	0.0011%

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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 7 of this report under the caption “Financial Statements and Supplemental Data - Notes to the Financial Statements - Related party transactions” at Note 7 thereof, and Item 10 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 13.EXHIBITS

The following exhibits are included with or incorporated into this report:

Exhibit Number	Description of Exhibit
3.1, 4.1	Amended and Restated Limited Liability Company Agreement, included as Exhibit B to the Prospectus included in the registrant’s registration statement on form S-1 effective April 11, 2005, (File Number 333-120276) is hereby incorporated as Exhibits 3.1 and 4.1 to this report by this reference.

14.1	Code of Ethics

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi

32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the last two years, the Company incurred audit, audit related, tax and other fees with its principal auditors as follows:

	2006	2005
Audit fees	$106,855	$78,353
Audit related fees	67,743	—
Tax fees	4,407	18,100
Other	—	—

	$179,005	$96,453

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	May 17, 2007

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial and Operating Officer of ATEL Financial Services, LLC (Managing Member)	May 17, 2007

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-KSB, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.