Form 10QSB
period 2007-03-31
ATEL Capital Equipment Fund XI, LLC
filed 2007-06-15
CIK 1297667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The number of Limited Liability Company Units outstanding as of May 31, 2007: 5,232,607

Transitional Small Business Disclosure Format (Check one):     Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND XI, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEET

MARCH 31, 2007

(in thousands)

(Unaudited)

March 31, 2007
ASSETS
Cash and cash equivalents	$1,449
Accounts receivable, net of allowance for doubtful accounts of $19	397
Notes receivable, net of unearned interest income of $1,606	7,511
Investment in securities	155
Investments in equipment and leases, net of accumulated depreciation of $7,032	40,669
Other assets	10

Total assets	$50,191

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$233
Accrued distributions to Other Members	554
Other	284
Non-recourse debt	5,651
Acquisition facility obligation	6,000
Unearned operating lease income	1,006

Total liabilities	13,728
Commitments and contingencies

Members’ capital:
Managing Member	—
Other Members	36,463

Total Members’ capital	36,463

Total liabilities and Members’ capital	$50,191

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED

MARCH 31, 2007 AND 2006

(in thousands, except per unit data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Operating lease income	$2,145	$1,011
Notes receivable interest income	203	172
Gain of sale of assets and early termination of notes	112	—
Gain on sale of securities	9	8
Interest income	19	89
Other	14	5

Total revenues	2,502	1,285

Expenses:
Depreciation of operating lease assets	1,799	841
Asset management fees to Managing Member	136	80
Acquisition expense	265	489
Cost reimbursements to Managing Member	174	108
Provision for losses and doubtful accounts	(12)	26
Amortization of initial direct costs	47	25
Interest expense	181	—
Professional fees	211	68
Outside services	28	2
Other	39	18

Total operating expenses	2,868	1,657
Other income (loss), net	35	(2)

Net income (loss)	$(331)	$(374)

Net income (loss):
Managing Member	$131	$96
Other Members	(462)	(470)

	$(331)	$(374)

Net loss per Limited Liability Company Unit (Other Members)	$(0.09)	$(0.11)
Weighted average number of Units outstanding	5,232,607	4,381,652

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE

THREE MONTHS ENDED

MARCH 31, 2007

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2005	3,950,348	$32,728	$—	$32,728
Capital contributions	1,314,859	13,149	—	13,149
Less selling commissions to affiliates	—	(1,183)	—	(1,183)
Other syndication costs to Managing Member and affiliates	—	(813)	—	(813)
Recissions of capital contributions	(32,600)	(312)	—	(312)
Distributions to Other Members ($.90 per unit)	—	(4,483)	—	(4,483)
Distributions to Managing Member	—	—	(330)	(330)
Net income (loss)	—	(951)	330	(621)

Balance December 31, 2006	5,232,607	38,135	—	38,135
Distributions to Other Members ($.23 per unit)	—	(1,210)		(1,210)
Distributions to Managing Member	—	—	(131)	(131)
Net income (loss)	—	(462)	131	(331)

Balance March 31, 2007	5,232,607	$36,463	$—	$36,463

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED

MARCH 31, 2007 AND 2006

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net loss	$(331)	$(374)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(112)	—
Depreciation of operating lease assets	1,799	841
Amortization of initial direct costs	47	25
Provision for losses and doubtful accounts	(12)	26
Gain on sale of securities	(9)	(8)
Changes in operating assets and liabilities:
Accounts receivable	159	(653)
Prepaids and other assets	(9)	388
Accounts payable, Managing Member	45	218
Accounts payable, other	(1,427)	363
Accrued liabilities, affiliates	—	27
Advances from Managing Member	—	(300)
Unearned operating lease income	(107)	255

Net cash (used in) provided by operating activities	43	808

Investing activities:
Purchases of equipment on operating leases	(5,313)	(12,164)
Proceeds from early termination of notes receivable	1,191	—
Payments of initial direct costs	(27)	(293)
Reduction of net investment in direct financing leases	19	—
Note receivable advances	(859)	(168)
Proceeds from sale of securities	9	8
Payments and amortization of notes receivable	674	393

Net cash used in investing activities	(4,306)	(12,224)

Financing activities:
Borrowings under non-recourse debt	5,745	—
Repayments under non-recourse debt	(94)	—
Borrowings under acquisition facility	5,500	—
Repayments under acquisition facility	(9,000)	—
Syndication costs paid to Managing Member	—	(1,214)
Distributions to Other Members	(1,210)	(876)
Distributions to Managing Member	(131)	(97)
Capital contributions	—	8,586

Net cash provided by financing activities	810	6,399

Net decrease in cash and cash equivalents	(3,453)	(5,017)
Cash and cash equivalents at beginning of period	4,902	12,866

Cash and cash equivalents at end of period	$1,449	$7,849

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$150	$—

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$554	$413

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund XI, LLC (the “Company”) was formed under the laws of the State of California on June 25, 2004. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing, lending and sales activities. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2025. Each Member’s personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and assets of the Company. Contributions in the amount of $52.3 million were received as of March 31, 2007, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions of $512 thousand.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business (leasing and lending activities). Therefore, up through May 2005, the Company was a development stage company and had no operations. As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9,582,740), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006.

As of March 31, 2007, 5,232,607 Units were issued and outstanding.

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

The Company, or AFS on behalf of the Company, has incurred costs in connection with the organization, registration and issuance of the Limited Liability Company Units (Note 5). The amount of such costs to be borne by the Company is limited by certain provisions of the Operating Agreement. The Company will pay AFS and affiliates of AFS substantial fees which may result in a conflict of interest. The Company will pay substantial fees to AFS and its affiliates before distributions are paid to investors even if the Company does not produce profits. Therefore, the financial position of the Company could change significantly.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with instructions to Form 10-QSB and Item 310(b) of Regulation S-B. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary to a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-KSB for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

Certain prior period amounts have been reclassified to conform to the current period presentation. Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of the allowance for doubtful accounts and notes receivable.

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts and currently due to the Company. Allowances for doubtful accounts are typically established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged off to the allowance on specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

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

Allowances for losses on direct financing leases are typically established based on historical charge offs and collections experience and are usually determined by specifically identified lessees and unbilled receivables. Direct financing leases are charged off to the allowance as they are deemed uncollectible.

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” IDC includes both internal costs (e.g., labor and overhead) and external broker fees incurred with the origination. The costs are amortized on a lease by lease (or note by note) basis based on actual contract term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable.

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

Asset valuation:

Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows) of the asset and its carrying value on the measurement date.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2007 and 2006 and long-lived tangible assets as of March 31, 2007 (in thousands).

	For the three months ended March 31,
	2007	% of Total	2006	% of Total
Revenue
United States	$2,257	90%	$1,130	88%

United Kingdom	245	10%	155	12%

Total International	245	10%	155	12%

Total	$2,502	100%	$1,285	100%

	As of March 31, 2007	% of Total
Long-lived tangible assets
United States	$36,670	90%

United Kingdom	3,999	10%

Total International	3,999	10%

Total	$40,669	100%

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. During the three months ended March 31, 2007 and 2006, the Company recognized a foreign currency gain of $35 thousand and a foreign currency loss of $2 thousand, respectively.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Other income (expense), net:

During the three months ended March 31, 2007 and 2006, other income (expense) consisted solely of gains and losses on foreign currency transactions. The Company recorded other income of $35 thousand and other expense of $2 thousand for the three months ended March 31, 2007 and 2006, respectively.

Per unit data:

Net income (loss) and distributions per unit are based upon the weighted average number of Other Members’ units outstanding during the period.

Recent accounting pronouncements:

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (January 1, 2008). The standard is not applicable to direct financing and operating leases. The Company does not presently anticipate any significant impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of March 31, 2007, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s financial position and results of operations for the quarter ended March 31, 2007.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable generally are up to 120 months and bear interest at rates ranging from 8.5% to 17.4%. The notes are secured by the equipment financed. There was one impaired note of $143 thousand at March 31, 2007, and the Company has established a 100% reserve against it. As of March 31, 2007, the minimum future payments receivable are as follows (in thousands):

Nine months ending December 31, 2007	$2,459
Year ending December 31, 2008	3,030
2009	1,609
2010	478
2011	393
2012	393
Thereafter	870

9,232
Less: portion representing unearned interest income	(1,606)

7,626
Unamortized initial direct costs	28
Less: reserve for impairment	(143)

Notes receivable, net	$7,511

For the respective three month periods ended March 31, 2007 and 2006, IDC amortization expense related to notes receivable was $10 thousand and $7 thousand. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in footnote 4) of $37 thousand and $18 thousand, respectively, total IDC amortization expense was $47 thousand and $25 thousand for the three months ended March 31, 2007 and 2006, respectively.

4. Investment in equipment leases:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2007
Net investment in operating leases	$36,625	$5,313	$(1,799)	$40,139
Net investment in direct financing leases	55	(19)	—	36
Assets held for sale or lease, net	—	—	—	—
Initial direct costs, net of accumulated amortization of $150 at March 31, 2007 and $113 at December 31, 2006	511	20	(37)	494

Total	$37,191	$5,314	$(1,836)	$40,669

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment leases (continued):

For the respective three month periods ended March 31, 2007 and 2006, IDC amortization expense related to operating leases and direct finance leases was $37 thousand and $18 thousand, respectively.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale was $1.8 million and $841 thousand for the three months ended March 31, 2007 and 2006, respectively. There were no impairment losses for the three months ended March 31, 2007 and 2006.

All of the leased property was acquired in years beginning with 2005 through 2007.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance March 31, 2007
Materials handling	$14,749	$3,895	$—	$18,644
Manufacturing	1,098	3	—	1,101
Transportation	20,302	1,415	—	21,717
Construction	3,562	—	—	3,562
Office furniture	146	—	—	146
Logging and lumber	2,001	—	—	2,001

	41,858	5,313	—	47,171
Less accumulated depreciation	(5,233)	(1,799)	—	(7,032)

Total	$36,625	$3,514	$—	$40,139

Direct financing leases:

As of March 31, 2007, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Total minimum lease payments receivable	$54	$56
Estimated residual values of leased equipment (unguaranteed)	10	10

Investment in direct financing leases	64	66
Less unearned income	(28)	(11)

Net investment in direct financing leases	$36	$55

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment leases (continued):

At March 31, 2007, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2007	$6,298	$7	$6,305
Year ending December 31, 2008	8,978	9	8,987
2009	7,001	9	7,010
2010	5,907	10	5,917
2011	3,091	10	3,101
2012	2,082	9	2,091
Thereafter	3,032	—	3,032

	$36,389	$54	$36,443

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

5. Related party transactions (continued):

During the three months ended March 31, 2007 and 2006, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members’ capital	$—	$773
Reimbursement of other syndication costs to AFS and affiliates, deducted from Other Members’ capital	—	441
Administrative costs reimbursed to Managing Member	174	108
Asset management fees to Managing Member	136	80
Acquisition and initial direct costs paid to Managing Member	288	620

	$598	$2,022

6. Non-recourse debt:

At March 31, 2007, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at fixed rates ranging from 5.74% to 6.24%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2007, the carrying value of the pledged assets is approximately $6.6 million. The notes mature from 2008 through 2015.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine Months December 31, 2007	$390	$245	$635
2008	548	299	847
2009	582	265	847
2010	618	229	847
2011	655	191	846
2012	695	151	846
Thereafter	2,163	189	2,352

	$5,651	$1,569	$7,220

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2007. The Company is currently negotiating an extension to the credit facility and anticipates renewing the facility for an additional two years. The availability of borrowings to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of March 31, 2007, borrowings under the facility were as follows (in thousands):

Total amount available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	(6,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(6,000)

Total remaining available under the acquisition and warehouse facilities	$63,000

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Memberships and limited liability companies, the Company and AFS. There were no borrowings under the warehouse facility as of March 31, 2007.

The credit agreement includes certain financial covenants applicable to each borrower. The Company and affiliates were not in compliance with non-financial covenants as of March 31, 2007. The Managing Member, on behalf of all borrowers, requested and received a waiver of this covenant from the lenders until July 15, 2007.

8. Commitments:

As of March 31, 2007, the Company had outstanding commitments to purchase lease equipment of approximately $2.7 million which may be funded during 2007. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

On March 31st, the Company executed an agreement with Park National Bank (“PNB”) for non-recourse debt in the amount of $6.6 million to fund purchase transactions. The non-recourse debt consists of notes payable to financial institutions. Interest on the notes is at fixed rates ranging from 5.74% to 6.24%. The notes mature from 2008 through 2011. PNB funded the loan on April 2, 2007.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

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

10. Members’ capital:

As of March 31, 2007, 5,232,607 Units were issued and outstanding. The Fund was initially authorized to issue up to 15,000,000 Units. The Company terminated sales of Units effective April 30, 2006.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2007	2006
Distributions declared	$1,210	$876
Weighted average number of Units outstanding	5,232,607	4,381,652
Weighted average distributions per Unit	$0.23	$0.20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-QSB, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially form those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the market for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-QSB. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events, other than as required by law.

Capital Resources and Liquidity

The Company commenced its offering of Units on April 11, 2005. On May 31, 2005, the Company commenced operations in its primary business (leasing and lending activities). Until the Company’s initial portfolio of equipment has been purchased, funds that have been received, but that have not yet been invested in leased equipment, are invested in interest-bearing accounts or high-quality/short-term commercial paper. The Company’s public offering provided for a total maximum capitalization of $150 million. The Company terminated sales of Units effective April 30, 2006.

During the funding period, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of March 31, 2007, approximately $52.3 million had been contributed by Members purchasing Units under the public offering, consisting of approximately $52.8 million in gross contributions less rescissions of $512 thousand. The liquidity of the Company will vary in the future, increasing to the extent proceeds from the offering, cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants. The financial arrangement is $75,000,000 and expires in June 2007. The availability of borrowings to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of March 31, 2007, borrowings under the facility were as follows (in thousands):

Total amount available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	(6,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(6,000)

Total remaining available under the acquisition and warehouse facilities	$63,000

Draws on the acquisition facility by any individual borrower are secured only by that borrower’s assets, including equipment and related leases. Borrowings on the warehouse facility are recourse jointly to certain of the affiliated Memberships and limited liability companies, the Company and AFS. There were no borrowings under the warehouse facility as of March 31, 2007.

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

The Company also has access to certain sources of non-recourse debt financing, which the Company will use on a transaction basis as a means of mitigating credit risk. During the first quarter of 2007, the Company utilized such sources of non-recourse debt financing and at March 31, 2007 had $5.7 million of non-recourse debt outstanding consisting of notes payable to financial institutions.

As of March 31, 2007 the Company had outstanding commitments to purchase lease equipment of approximately $2.7 million. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

Cash Flows

The three months ended March 31, 2007 versus the three months ended March 31, 2006

Operating Activities

The Company’s primary source of cash from operations is rents from operating leases. Additionally, the Company’s cash flows are impacted by changes in certain assets and liabilities. Cash provided by operating activities totaled $43 thousand and $808 thousand for the three months ended March 31, 2007 and 2006, respectively. Cash flow from operations decreased due to increased levels of payments made against accounts payable and accrued liabilities.

Company payments for accounts payable and accrued liabilities during the three months ended March 31, 2007 significantly increased compared to the three months ended March 31, 2006. Cash outflow related to the increased payments were $1.4 million for the three months ended March 31, 2007 compared to a cash inflow of $608 thousand for the three months ended March 31, 2006 related to an incremental increase in accounts payable and accrued liabilities.

Investing Activities

The main use of cash in investing activities for the three months ended March 31, 2007 and 2006 has been the purchase of equipment and funding of investments in notes receivable. Cash used in investing activities was $4.3 million for the three months ended March 31, 2007 compared to $12.2 million for the three months ended March 31, 2006. Cash flow increased primarily due to a decline in cash used for operating lease purchases and proceeds from the sale of assets, partially offset by an increase in funding of investments in notes receivable.

Cash used to purchase operating leases declined from $12.2 million for the three months ended March 31, 2006 to $5.3 million for the three months ended March 31, 2007, primarily due to the decline in acquisition phase activity following the termination of the sales of Units effective April 2006.

During the three months ended March 31, 2007, the Company recorded proceeds of $1.2 million related to an early termination of a note receivable in January 2007. There were no assets sales or early termination of notes or leases during the first three months of 2006.

Cash used to fund investments in notes receivable was $859 thousand for the three months ended March 31, 2007 compared to $168 thousand for the three months ended March 31, 2006. The increase represents a change in the business mix consistent with the Company’s greater focus on a financing model as opposed to a rental model.

Financing Activities

Cash provided by financing activities totaled $810 thousand and $6.4 million for the three months ended March 31, 2007 and 2006, respectively. Cash flow decreased as proceeds from the sale of Units ceased when the Company terminated the offering in April 2006. Subsequently, the Company utilized its credit facilities to finance acquisition activities. During the three months ended March 31, 2007, the Company had gross borrowings of $11.2 million. The borrowings were offset by repayments of $9.1 million during the same period. There were no borrowings during the three months ended March 31, 2006. Cash flow for the three months ended March 31, 2006 included $8.6 million of proceeds from the sale of Units.

Distributions to Other Members and Managing Member were $1.2 million and $131 thousand, respectively, for the three-months ended March 31, 2007, and $876 thousand and $97 thousand, respectively, for the three months ended March 31, 2006.

Results of operations

As of May 31, 2005, subscriptions for the minimum amount of the offering ($1,200,000) had been received and accepted by the Company. As of that date, the Company commenced operations in its primary business (“leasing and lending activities”). After the Company’s public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

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

The three months ended March 31, 2007 versus the three months ended March 31, 2006

The Company incurred net losses of $331 thousand and $374 thousand for the three months ended March 31, 2007 and 2006, respectively. Results for the three months ended March 31, 2007 reflected increases in both total revenues and operating expenses when compared with the three months ended March 31, 2006.

Revenues

Total revenues were $2.5 million for the three months ended March 31, 2007 compared to $1.3 million for the three months ended March 31, 2006. The increase was primarily due to the growth in operating lease revenue and a gain on an early termination of a note during the first quarter of 2007.

Operating lease revenues was $2.1 million for the three months ended March 31, 2007 compared to $1.0 million for the three months ended March 31, 2006. The increase was primarily due to revenues derived from lease assets purchased since March 31, 2006 totaling $20.2 million, including approximately $5.3 million purchased during the three months ended March 31, 2007. Operating lease assets increased from $26.5 million at March 31, 2006 to $40.6 million at March 31, 2007.

During the three months ended March 31, 2007, the Company recognized $112 thousand gain related to an early termination of a note receivable in January 2007. There were no assets sales or early termination of assets during the first three months of 2006.

Expenses

Total expenses were $2.9 million and $1.7 million for the three months ended March 31, 2007 and 2006, respectively. The increase in total expenses was primarily due to greater amounts of depreciation, interest expense, professional fees and outside services, and costs reimbursed to AFS, partially offset by a decline in acquisition expense.

The Company’s largest expense during the three months ended March 31, 2007 and 2006 was depreciation, which is directly related to its acquisition of operating lease assets during its initial acquisition phase. Depreciation expense totaled $1.8 million for the three months ended March 31, 2007 compared to $841 thousand for the three months ended March 31, 2006. The increase in depreciation expense was primarily due to the increase in purchases of operating lease assets since March 31, 2006, and is also consistent with the increase in operating lease revenue.

During the three months ended March 31, 2007, interest expense on the Company’s borrowings totaled $181 thousand. The Company had approximately $18.2 million of outstanding debt at March 31, 2007. There was no outstanding debt or interest expense as of and for the three months ended March 31, 2006.

Asset management fees and costs reimbursed to AFS totaled $310 thousand and $188 thousand for the three months ended March 31, 2007 and 2006, respectively. The increase was primarily due to the increase in the Company’s asset portfolio.

Professional fees and outside services totaled $240 thousand for the three months ended March 31, 2007 compared to $70 thousand for the three months ended March 31, 2006. The increase reflected costs related to the Company’s restatement effort and the audit of prior period financial statements.

The cumulative increase in expenses discussed above was partially offset by a decline in acquisition expense. As defined by the Company’s Operating Agreement, acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition of equipment, whether or not acquired. The decline in acquisition activity during the three months ended March 31, 2007 compared to the same period in 2006 resulted in a $224 thousand decrease in acquisition expense, which totaled $265 thousand and $489 thousand for the three months ended March 31, 2007 and 2006, respectively.

Other

The Company records other income or expense which may include recoveries of amounts previously written off, gains and losses on interest rate swap contracts, or gains and losses on foreign exchange transactions.

During the three months ended March 31, 2007 and 2006, other income (expense) consisted solely of gains and losses on foreign currency transactions. The Company recorded other income of $35 thousand and other expense of $2 thousand for the three months ended March 31, 2007 and 2006, respectively.

Item 3.	Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that at March 31, 2007, certain material weaknesses existed in the Company’s internal control over financial reporting.

The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures over the: a) process of identifying and estimating liabilities in the correct period; and b) timeliness of the financial statement close process were determined to be ineffective and constitute material weaknesses in internal control over financial reporting.

Changes in internal control

The Managing Member has reviewed the material weaknesses believes that the following corrective actions taken as a whole will address the material weaknesses in its disclosure controls and procedures described above. These corrective actions are as follows:

With regard to identifying and estimating liabilities in the correct periods, the Managing Member has performed a detailed review to identify and record the liabilities, in the correct period. A standardized quarterly review process has been implemented to ensure the identification and estimation of the liabilities.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Inapplicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information provided pursuant to § 228.701 (Item 701(f))(formerly included in Form SR):

(1)	Effective date of the offering: April 11, 2005; File Number: 333-120276.

(2)	Offering commenced: April 11, 2005.

(3)	The offering did not terminate before any securities were sold.

(4)	The offering was terminated April 30, 2006.

(5)	The managing underwriter is ATEL Securities Corporation.

(6)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”

(7)	Aggregate amount and offering price of securities registered and sold as of March 31, 2007:

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	5,232,607	$52,326

(8)	Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below:

Direct or indirect

payments to directors,

officers, Managing

Members of the issuer or

their associates, to

persons owning ten

percent or more of any

class of equity securities
of the issuer; and to

affiliates of the issuer

		Direct or Indirect payments to others	Total
Underwriting discounts and commissions	$790	$3,949	$4,739
Other expenses	1,405	1,267	2,672

Total expenses	$2,195	$5,216	$7,411

(9) Net offering proceeds to the issuer after the total expenses in item 8:			$44,915

(10)	The amount of net offering proceeds to the issuer used for each of the purposes listed below:

Direct or indirect

payments to directors,

officers, Managing

Members of the issuer or

their associates, to

persons owning ten

percent or more of any

class of equity securities
of the issuer; and to

affiliates of the issuer

		Direct or Indirect payments to others	Total
Purchase and installation of machinery and equipment	$625	$33,476	$34,101
Investments in notes receivable	68	10,746	10,814

	$693	$44,222	$44,915

(11)	The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 3.	Defaults Upon Senior Securities.

Inapplicable.

Item 4.	Submission Of Matters To A Vote Of Security Holders.

Inapplicable.

Item 5.	Other Information.

Inapplicable.

Item 6.	Exhibits.

(a) Documents filed as a part of this report

1.	Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

2.	Other Exhibits

31.1	Certification of Dean L. Cash

31.2	Certification of Paritosh K. Choksi

32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 15, 2007

ATEL CAPITAL EQUIPMENT FUND XI, LLC
(Registrant)

		By:	ATEL Financial Services LLC
Managing Member of Registrant
By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of Managing Member

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer of Registrant