Form 10QSB
period 2007-06-30
ATEL Capital Equipment Fund XI, LLC
filed 2007-08-14
CIK 1297667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2007

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

The number of Limited Liability Company Units outstanding as of June 30, 2007: 5,232,607

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND XI, LLC

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEET

JUNE 30, 2007

(in thousands)

(Unaudited)

ASSETS
Cash and cash equivalents	$2,581
Accounts receivable, net of allowance for doubtful accounts of $29	197
Notes receivable, net of unearned interest income and allowance for losses of $1,581	6,965
Investment in securities	218
Investments in equipment and leases, net of accumulated depreciation of $8,773	40,182
Other assets	23

Total assets	$50,166

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$238
Affiliates	80
Accrued distributions to Other Members	554
Other	283
Non-recourse debt	11,738
Acquisition facility obligation	1,500
Unearned operating lease income	832

Total liabilities	15,225

Commitments and contingencies

Members’ capital:
Managing Member	—
Other Members	34,941

Total Members’ capital	34,941

Total liabilities and Members’ capital	$50,166

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED

JUNE 30, 2007 AND 2006

(in thousands, except per unit data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Operating lease income	$2,294	$1,397	$4,439	$2,408
Direct financing leases	2	—	2	—
Notes receivable interest income	194	215	397	387
Gain of sale of assets and early termination of notes	101	—	213	—
Gain on sale of securities	—	—	9	8
Interest income	23	58	42	147
Other	7	8	21	13

Total revenues	2,621	1,678	5,123	2,963
Expenses:
Depreciation of operating lease assets	1,932	1,165	3,731	2,006
Asset management fees to Managing Member	167	85	303	165
Acquisition expense	161	251	426	740
Cost reimbursements to Managing Member	191	119	365	227
Provision for (recovery of) losses and doubtful accounts	10	(25)	(2)	1
Amortization of initial direct costs	43	35	90	60
Interest expense	194	—	375	—
Professional fees	90	30	301	98
Outside services	23	49	51	51
Other	24	14	63	32

Total operating expenses	2,835	1,723	5,703	3,380
Other income, net	—	8	35	6

Net loss	$(214)	$(37)	$(545)	$(411)

Net income (loss):
Managing Member	$99	$38	$230	$134
Other Members	(313)	(75)	(775)	(545)

	$(214)	$(37)	$(545)	$(411)

Net loss per Limited Liability Company Unit (Other Members)	$(0.06)	$(0.01)	$(0.15)	$(0.11)
Weighted average number of Units outstanding	5,232,607	5,139,679	5,232,607	4,762,759

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE

SIX MONTHS ENDED

JUNE 30, 2007

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2005	3,950,348	$32,728	$—	$32,728
Capital contributions	1,314,859	13,149	—	13,149
Less selling commissions to affiliates	—	(1,183)	—	(1,183)
Other syndication costs to Managing Member and affiliates	—	(813)	—	(813)
Rescissions of capital contributions	(32,600)	(312)	—	(312)
Distributions to Other Members ($.90 per unit)	—	(4,483)	—	(4,483)
Distributions to Managing Member	—	—	(330)	(330)
Net (loss) income	—	(951)	330	(621)

Balance December 31, 2006	5,232,607	38,135	—	38,135
Distributions to Other Members ($0.46 per Unit)	—	(2,419)	—	(2,419)
Distributions to Managing Member	—	—	(230)	(230)
Net (loss) income	—	(775)	230	(545)

Balance June 30, 2007	5,232,607	$34,941	$—	$34,941

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENT OF CASH FLOWS

THREE AND SIX MONTHS ENDED

JUNE 30, 2007 AND 2006

(in thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Operating activities:
Net loss	$(214)	$(37)	$(545)	$(411)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(101)	—	(213)	—
Depreciation of operating lease assets	1,932	1,165	3,731	2,006
Amortization of initial direct costs	43	35	90	60
Provision for (recovery of) losses and doubtful accounts	10	(25)	(2)	1
Gain on sale of securities	—	—	(9)	(8)
Changes in operating assets and liabilities:
Accounts receivable	190	506	349	(147)
Prepaids and other assets	(13)	59	(22)	447
Accounts payable, Managing Member	5	(228)	50	(10)
Accounts payable, other	(1)	(452)	(1,428)	(89)
Accrued liabilities, affiliates	80	(100)	80	(73)
Advances from Managing Member	—	—	—	(300)
Unearned operating lease income	(174)	(11)	(281)	244

Net cash provided by operating activities	1,757	912	1,800	1,720

Investing activities:
Purchases of equipment on operating leases	(1,818)	(7,668)	(7,131)	(19,832)
Purchases of equipment on direct financing leases	—	(63)	—	(63)
Purchase of securities	(63)	—	(63)	—
Proceeds from early termination of notes receivable	—	—	1,191	—
Proceeds from sales of lease assets	478	—	478	—
Payments of initial direct costs	(28)	(72)	(55)	(365)
Reduction of net investment in direct financing leases	(16)	—	3	—
Note receivable advances	(62)	(1,734)	(921)	(1,902)
Proceeds from sale of securities	—	—	9	8
Payments received on notes receivable	605	427	1,279	820

Net cash used in investing activities	(904)	(9,110)	(5,210)	(21,334)

Financing activities:
Borrowings under non-recourse debt	6,569	—	12,314	—
Repayments under non-recourse debt	(482)	—	(576)	—
Borrowings under acquisition facility	1,500	—	7,000	—
Repayments under acquisition facility	(6,000)	—	(15,000)	—
Syndication costs paid to Managing Member	—	(578)	—	(1,792)
Distributions to Other Members	(1,209)	(1,187)	(2,419)	(2,063)
Distributions to Managing Member	(99)	(37)	(230)	(134)
Capital contributions	—	4,563	—	13,149
Rescissions of capital contributions	—	(95)	—	(95)

Net cash provided by financing activities	279	2,666	1,089	9,065

Net increase (decrease) in cash and cash equivalents	1,132	(5,532)	(2,321)	(10,549)
Cash and cash equivalents at beginning of period	1,449	7,849	4,902	12,866

Cash and cash equivalents at end of period	$2,581	$2,317	$2,581	$2,317

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$192	$—	$342	$—

Cash paid during the period for taxes	$34	$—	$34	$—

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$554	$551	$554	$551

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund XI, LLC (the “Company”) was formed under the laws of the State of California on June 25, 2004. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing, lending and sales activities. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2025. Each Member’s personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and assets of the Company. Contributions in the net amount of $52.3 million were received as of June 30, 2007, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions of $512 thousand.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business (leasing and lending activities). Therefore, up through May 2005, the Company was a development stage company and had no operations. As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million,), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions and, therefore, believes that such concentration of these deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees in various industries, related to equipment on operating and direct financing leases.

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts which are currently due to the Company. Allowances for doubtful accounts are established based on historical charge offs and collection experience and are usually determined by specifically identified lessees and invoiced amounts. Accounts receivable are charged off to the allowance on specific identification basis. Amounts recovered that were previously written-off are recorded as other income in the period received.

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

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, direct finance lessees with balances less than 90 days delinquent may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2007 and 2006 and long-lived assets as of June 30, 2007 (in thousands):

	For the six months ended June 30,
	2007	% of Total	2006	% of Total
Revenue
United States	$4,632	90%	$2,756	93%

United Kingdom	491	10%	207	7%

Total International	491	10%	207	7%

Total	$5,123	100%	$2,963	100%

	As of June 30,
	2007	% of Total
Long-lived assets
United States	$36,409	91%

United Kingdom	3,773	9%

Total International	3,773	9%

Total	$40,182	100%

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as other income in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. The Company recognized net foreign currency gains of $0 and $8 thousand for the three months ended June 30, 2007 and 2006, respectively, as well as $35 thousand and $6 thousand for the six months ended June 30, 2007 and 2006, respectively.

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

Other income, net:

During the three and six months ended June 30, 2007 and 2006, other income consisted solely of gains and losses on foreign currency transactions.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of June 30, 2007, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s financial position and results of operations for the three and six months ended June 30, 2007.

3. Notes receivable:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable generally are up to 120 months and bear interest at rates ranging from 8.5% to 17.4%. The notes are secured by the equipment financed. At June 30, 2007, there was one impaired note of $144 thousand, for which the Company has established a 100% reserve against it. As of June 30, 2007, the minimum future payments receivable are as follows (in thousands):

Six months ending December 31, 2007	$1,678
Year ending December 31, 2008	3,058
2009	1,637
2010	493
2011	393
2012	393
Thereafter	870

8,522
Less: portion representing unearned interest income	(1,437)

7,085
Unamortized indirect costs	24
Less: Allowance for losses	(144)

Notes receivable, net	$6,965

For the six months ended June 30, 2007 and 2006, IDC amortization expense related to notes receivable was $16 thousand and $15 thousand. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in footnote 4) of $74 thousand and $45 thousand, respectively. Total IDC amortization expense was $90 thousand and $60 thousand for the six months ended June 30, 2007 and 2006, respectively.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment leases:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2007
Net investment in operating leases	$36,625	$6,755	$(3,731)	$39,649
Net investment in direct financing leases	55	—	(3)	52
Initial direct costs, net of accumulated amortization of $187 at June 30, 2007 and $113 at December 31, 2006	511	44	(74)	481

Total	$37,191	$6,799	$(3,808)	$40,182

For the six months ended June 30, 2007 and 2006, IDC amortization expense related to operating leases and direct finance leases was $74 thousand and $45 thousand, respectively.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an addition to accumulated depreciation of the impaired assets. Depreciation expense on property subject to operating leases and property held for lease or sale was $3.7 million and $2.0 million for the six months ended June 30, 2007 and 2006, respectively.

All of the property on leases was acquired in years beginning with 2005 through 2007.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance June 30, 2007
Materials handling	$14,749	$4,057	$—	$18,806
Manufacturing	1,098	—	—	1,098
Transportation	20,302	3,074	(6)	23,370
Construction	3,562	—	(560)	3,002
Office furniture	146	—	—	146
Logging and lumber	2,001	—	—	2,001

	41,858	7,131	(566)	48,423
Less accumulated depreciation	(5,233)	(3,731)	190	(8,774)

Total	$36,625	$3,400	$(376)	$39,649

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment leases (continued):

Direct financing leases:

As of June 30, 2007, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2007 (in thousands):

June 30, 2007
Total minimum lease payments receivable	$51
Estimated residual values of leased equipment (unguaranteed)	11

Investment in direct financing leases	62
Less unearned income	(10)

Net investment in direct financing leases	$52

At June 30, 2007, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2007	$4,309	$5	$4,314
Year ending December 31, 2008	9,118	10	9,128
2009	7,235	9	7,244
2010	6,146	9	6,155
2011	3,326	9	3,335
2012	2,317	9	2,326
Thereafter	3,522	—	3,522

	$35,973	$51	$36,024

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Mining	30 - 40
Transportation, rail	30 - 35
Marine vessles	20 - 30
Manufacturing	10 - 20
Material handling	7 - 10
Transportation, other	7 - 10
Natural gas compressors	7 - 10
Office furniture	7 - 10
Communications	3 - 5

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending on the type of cost incurred. AFS believes that the costs reimbursed are the lower of (i) actual costs incurred on behalf of the Company or (ii) the amount the Company would be required to pay independent parties for comparable administrative services in the same geographic location.

During the six and three months ended June 30, 2007 and 2006, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Selling commissions, Equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$—	$411	$—	$1,183
Reimbursement of other syndication costs to AFS and affiliates, deducted from Other Members capital	—	168	—	609
Administrative costs reimbursed to Managing Member	191	119	365	227
Asset management fees to Managing Member	167	85	303	165
Acquisition and initial direct costs paid to Managing Member	188	283	476	904

	$546	$1,066	$1,144	$3,088

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

6. Non-recourse Debt:

At June 30, 2007, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at fixed rates ranging from 5.74% to 6.24%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2007, the carrying value of the pledged assets is approximately $14.7 million. The notes mature from 2008 through 2015.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2007	$1,361	$321	$1,682
Year ending December 31, 2008	2,847	541	3,388
2009	1,935	395	2,330
2010	1,929	281	2,210
2011	808	192	1,000
2012	695	151	846
Thereafter	2,163	189	2,352

	$11,738	$2,070	$13,808

7. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants. The financial arrangement was originally $75 million and expired on June 28, 2007. The facility was renewed for an additional two years with an availability of $65 million pending redefinition of the lender base. On July 28, 2007, with a redefinition of the lender base, the facility was amended to reset availability to $75 million. The arrangement expires in June 2009. The availability of borrowings to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of June 30, 2007, borrowings under the facility were as follows (in thousands):

Total available under the financing arrangement	$65,000
Amount borrowed by the Company under the acquisition facility	(1,500)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition facility	(12,000)

Total remaining available under the acquisition and warehouse facilities	$51,500

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of June 30, 2007. As of December 31, 2006, borrowings of $3.1 million were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2006 was approximately $514 thousand.

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

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies.

The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of June 30, 2007, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and the Company. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of June 30, 2007.

8. Commitments:

As of June 30, 2007, the Company had outstanding commitments to purchase lease equipment of approximately $2.5 million which may be funded during 2007. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

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

10. Members’ capital:

As of June 30, 2007, 5,232,607 Units were issued and outstanding. The Fund was authorized to issue up to 15,000,000 Units. The Company terminated sales of Units effective April 30, 2006.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Distributions declared	$1,209	$1,187	$2,419	$2,063
Weighted average number of Units outstanding	5,232,607	5,139,679	5,232,607	4,762,759

Weighted average distributions per Unit	$0.23	$0.23	$0.46	$0.43

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

During the funding period, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of June 30, 2007, approximately $52.3 million had been contributed by Members purchasing Units under the public offering, consisting of approximately $52.8 million in gross contributions less rescissions of $512 thousand. The liquidity of the Company will vary in the future, increasing to the extent proceeds from the offering, cash flows from leases and proceeds of asset sales exceed expenses, and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a term loan to AFS and a line of credit) with a group of financial institutions that includes certain financial covenants. The financial arrangement was originally $75 million and expired on June 28, 2007. The facility was renewed for an additional two years with an availability of $65 million pending redefinition of the lender base. On July 28, 2007, with a redefinition of the lender base, the facility was amended to reset availability to $75 million. The arrangement expires in June 2009. The availability of borrowings to the Company under this financing arrangement is reduced by the amount AFS has outstanding as a term loan. As of June 30, 2007, borrowings under the facility were as follows (in thousands):

Total available under the financing arrangement	$65,000
Amount borrowed by the Company under the acquisition facility	(1,500)
Amounts borrowed by affiliated partnership and limited liability companies under the acquisition facility	(12,000)

Total remaining available under the acquisition and warehouse facilities	$51,500

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of June 30, 2007.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at June 30, 2007 was 6.57%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies.

The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of June 30, 2007, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and the Company. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate.

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

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of June 30, 2007.

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

If inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases would not increase; as such rates are generally fixed for the terms of the leases without adjustment for inflation.

If interest rates increase significantly, the lease rates that the Company can obtain on future leases will be expected to increase as the cost of capital is a significant factor in the pricing of lease financing. Leases already in place, for the most part, would not be affected by changes in interest rates. For detailed information on the Company’s debt obligations, see footnotes 6 and 7 in the notes to the financial statements.

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

The Company also has access to certain sources of non-recourse debt financing, which the Company will use on a transaction basis as a means of mitigating credit risk. During the first six months of 2007, the Company utilized such sources of non-recourse debt financing and at June 30, 2007, had $11.7 million of non-recourse debt outstanding consisting of notes payable to financial institutions.

As of June 30, 2007 the Company had outstanding commitments to purchase lease equipment of approximately $2.5 million. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

Cash Flows

The three months ended June 30, 2007 versus the three months ended June 30, 2006

Operating Activities

The Company’s primary source of cash from operations is rents from operating leases. Additionally, the Company’s cash flows are impacted by changes in certain assets and liabilities. Cash provided by operating activities totaled $1.8 million and $912 thousand for the three months ended June 30, 2007 and 2006, respectively. Cash flow from operations increased primarily due to (1) reduced payments made against accounts payable and accrued liabilities and (2) the quarter over quarter difference in results of operations, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, offset, in part, by increased levels of accounts receivable.

The quarter over quarter decline in payments made against accounts payable and accrued liabilities resulted in a cash inflow of $696 thousand during the three months ended June 30, 2007 when compared to the same period in 2006. The reduction in payments made was due primarily to the timing of invoices from various third party vendors. Augmenting this increase in cash flow was $532 thousand of cash generated by the quarter over quarter difference in results of operations, adjusted for non-cash items. The growth was due primarily to an increase in operating lease revenue partially offset by increases in interest expense, asset management fees and cost reimbursements to AFS.

Offsetting the above increases was a $316 cash outflow resulting from increased levels of accounts receivable during the three months ended June 30, 2007 when compared to the same period in 2006. The increase in accounts receivable was consistent with the growth in revenue.

Investing Activities

The main use of cash in investing activities for the three month periods ended June 30, 2007 and 2006 has been the purchase of equipment and funding of investments in notes receivable. Cash used in investing activities was $904 thousand and $9.1 million for the three months ended June 30, 2007 and 2006, respectively. The increase in cash flow was primarily due to a decline in cash used for the origination and funding of lease assets and investments in notes receivable as well as an increase in proceeds from sales of lease assets. Cash used to purchase operating leases declined by $5.9 million for the three months ended June 30, 2007 when compared to the same period in 2006, while cash used to fund investments in notes receivable declined by $1.7 million for the same comparative three month periods, due to the decline in acquisition phase activity.

During the three months ended June 30, 2007, the Company recorded proceeds of $478 thousand related to sales of lease assets. There were no sales of lease assets or early termination of notes or leases during the three months ended June 30, 2006.

Financing Activities

Cash provided by financing activities totaled $279 thousand and $2.7 million for the three months ended June 30, 2007 and 2006, respectively. Cash flow decreased as proceeds from the sale of Units ceased when the Company terminated the offering in April 2006. Subsequently, the Company utilized its credit facilities to finance acquisition activities. During the three months ended June 30, 2007, the Company had gross borrowings of $8.1 million. The borrowings were offset by repayments of $6.5 million during the same period. There were no borrowings during the three months ended June 30, 2006. Cash flow for the three months ended June 30, 2006 included $4.6 million of proceeds from the sale of Units.

The six months ended June 30, 2007 versus the six months ended June 30, 2006

Operating Activities

The Company’s primary source of cash from operations is rents from operating leases. Additionally, the Company’s cash flows are impacted by changes in certain assets and liabilities. Cash provided by operating activities totaled $1.8 million and $1.7 million for the six months ended June 30, 2007 and 2006, respectively. The increase was primarily due to (1) the year over year difference in results of operations, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and (2) increased payments received on accounts receivable offset by (1) increased payments made against accounts payable and accrued liabilities and (2) a decline in unearned income.

The year over year difference in results of operations, adjusted for non-cash items, resulted in a cash inflow of approximately $1.4 million during the first six months of 2007 when compared to the same period in 2006. The increase was primarily due to the increase in operating lease revenue offset by increases in interest expense, professional fees, cost reimbursements to AFS and asset management fees. Similarly, the year over year increase in payments received on accounts receivable improved cash flow by $496 thousand.

The aforementioned increases in cash were offset by cash outflows of $1.1 million and $525 thousand related to the year over year increase in cash used to pay accounts payable and accrued liabilities and a decline in unearned income, respectively. The increase in cash used to pay accounts payable and accrued liabilities was due primarily to the timing of inestimable third party vendor invoices. Additionally, the first six months of 2007 included payables related to the high level of acquisition activity during 2006. Unearned income declined as rent received in advance were earned and amortized into income.

Investing Activities

The main use of cash in investing activities for the six month periods ended June 30, 2007 and 2006 has been the purchase of equipment and funding of investments in notes receivable. Cash used in investing activities was $5.2 million and $21.3 million for the six months ended June 30, 2007 and 2006, respectively. The increase in cash flow was due to a decline in cash used to originate and fund leases and investments in notes receivable, combined with an increase in proceeds from the sale of lease assets and early termination of notes receivable.

The year over year decrease in cash used to purchase operating leases and fund investments in notes receivable totaled $12.7 million and $981 thousand, respectively. The decrease in cash used was a result of a decline in acquisition phase activity.

During the first half of 2007, the Company had proceeds of $1.7 million related to an early termination of a note receivable ($1.2 million) and sales of assets ($478 thousand). There were no asset sales or early termination of notes or leases during the first six months of 2006.

Financing Activities

Cash provided by financing activities totaled $1.1 million and $9.1 million for the six months ended June 30, 2007 and 2006, respectively. Cash flow decreased as proceeds from the sale of Units ceased when the Company terminated the offering in April 2006. The Company has since utilized its credit facilities to finance asset purchases. During the six months ended June 30, 2007, the Company had gross borrowings of $19.3 million. The borrowings were offset by repayments of $15.6 million during the same period. There were no borrowings during the six months ended June 30, 2006. However, cash flow for the six months ended June 30, 2006 included $13.1 million of proceeds from the sale of Units.

Results of Operations

As of April 9, 2003, the Company, had received and accepted subscriptions for the minimum amount of the offering ($1.2 million). As of that date, the Company commenced operations in its primary business (“leasing and lending activities”). After the Company’s public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

The three months ended June 30, 2007 versus the three months ended June 30, 2006

The Company had a net losses of $214 thousand and $37 thousand for the three months ended June 30, 2007 and 2006, respectively. Results for the three months ended June 30, 2007 reflected increases in both operating expenses and total revenues when compared with the three months ended June 30, 2006.

Revenues

Total revenues were $2.6 million and $1.7 million for the three months ended June 30, 2007 and 2006, respectively. The increase was primarily due to the continued growth in operating lease revenue and gains recognized on sales of assets during the quarter.

Operating lease revenues were $2.3 million and $1.4 million for the three months ended June 30, 2007 and 2006, respectively. The increase was primarily due to revenues derived from lease assets purchased since June 30, 2006 totaling $14.4 million. Net operating lease assets increased from $32.6 million at June 30, 2006 to $39.6 million at June 30, 2007.

During the three months ended June 30, 2007, the Company recognized a $101 thousand gain related to sales of lease assets. There was no asset sales during the three months ended June 30, 2006.

Expenses

Total expenses were $2.8 million and $1.7 million for the three months ended June 30, 2007 and 2006, respectively. The increase in total expenses was primarily due to increases in depreciation and interest expense.

The Company’s largest expense during the three months ended June 30, 2007 and 2006 was depreciation, which is directly related to its acquisition of operating lease assets during its initial acquisition phase. Depreciation expense totaled $1.9 million and $1.2 million for the three months ended June 30, 2007 and 2006, respectively. The increase in depreciation expense was primarily due to the increase in purchases of operating lease assets since June 30, 2006, and is consistent with the increase in operating lease revenue.

Interest expense on the Company’s borrowings totaled $194 thousand for the three months ended June 30, 2007. The Company had approximately $13.2 million of outstanding debt at June 30, 2007, a majority of which was used to fund equipment purchases. There was no outstanding debt or interest expense as of and for the three months ended June 30, 2006.

The six months ended June 30, 2007 versus the six months ended June 30, 2006

The Company had net losses of $545 thousand and $411 thousand for the six months ended June 30, 2007 and 2006, respectively. Results for the six months ended June 30, 2007 reflected increases in both operating expenses and total revenues when compared with the six months ended June 30, 2006.

Revenues

Total revenues were $5.1 million and $3.0 million for the six months ended June 30, 2007 and 2006, respectively. The increase was due to increases in (1) operating lease revenue and (2) gains on sales of assets partially offset by a decline in interest income on cash and cash equivalents.

Operating lease revenues were $4.4 million and $2.4 million for the six months ended June 30, 2007 and 2006, respectively. The increase was primarily due to revenues derived from lease assets purchased since June 30, 2006 totaling $14.4 million, including approximately $7.1 million purchased during the first six months of 2007.

The Company recognized a gain of $213 thousand related to sales of lease assets ($101 thousand) and an early termination of a note receivable ($112 thousand) during the first six months of 2007. There were no assets sales or early termination of assets during the first six months of 2006.

The above mentioned increases were partially offset by a $105 thousand decrease in interest earned on cash and cash equivalents on hand, which declined by $2.3 million since December 31, 2006, as cash was used primarily to fund asset acquisitions.

Expenses

Total expenses were $5.7 million and $3.4 million for the six months ended June 30, 2007 and 2006, respectively. The increase in total expenses was a result of increases in depreciation, interest expense, professional fees and costs reimbursed to AFS, partially offset by a decline in acquisition expense.

Depreciation expense totaled $3.7 million and $2.0 million for the six months ended June 30, 2007 and 2006, respectively. The increase in depreciation expense was primarily due to the year over year increase in depreciable lease assets. During the six months ended June 30, 2007, interest expense on the Company’s borrowings totaled $375 thousand. There was no outstanding debt or interest expense as of and for the six months ended June 30, 2006 as the Company did not utilize its credit facilities until the third quarter of 2006.

The increase in the Company’s asset portfolio resulted in a year over year increase of $276 thousand in asset management fees and costs reimbursed AFS. Similarly, the Company’s restatement effort and the audit of prior period financial statements resulted in a year over year increase of $203 thousand in professional fees.

The cumulative increase in expenses discussed above was partially offset by a decline in acquisition expense. As defined by the Company’s Operating Agreement, acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition of equipment, whether or not acquired. The decline in acquisition activity during the six months ended June 30, 2007 compared to the same period in 2006 resulted in a $314 thousand decrease in acquisition expense.

Item 3. Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that, as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were ineffective.

The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures over the timeliness of the financial statement close process were determined to be ineffective and constitute a material weakness in internal control over financial reporting.

Changes in internal control

The Managing Member has reviewed the above noted material weakness and believes that the following corrective actions taken as a whole will address the material weakness in its disclosure controls and procedures described above.

•

We have aggressively recruited experienced professionals to augment and upgrade our financial staff to address issues of timeliness in financial reporting even during periods when we are preparing filings for the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained and the current surge of regulatory reports have been completed, we cannot assure with certainty that these steps will be sufficient.

The Managing Member believes that the following corrective actions taken as a whole have addressed, and mitigated, one of the material weaknesses noted in its disclosure controls and procedures listed in its previously filed Form 10-QSB as of its fiscal quarter ended March 31, 2007:

•

With regard to identifying and estimating liabilities in the correct periods, the Managing Member has performed a detailed review to identify and record the liabilities, in the correct period. A standardized quarterly review process has been implemented to ensure the identification and estimation of the liabilities.

Except for the preceding items, , no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Inapplicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information provided pursuant to § 228.701 (Item 701(f))(formerly included in Form SR):

(1)	Effective date of the offering: April 11, 2005; File Number: 333-120276

(2)	Offering commenced: April 11, 2005

(3)	The offering did not terminate before any securities were sold.

(4)	The offering was terminated on April 30, 2006.

(5)	The managing underwriter is ATEL Securities Corporation.

(6)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”

(7)	Aggregate amount and offering price of securities registered and sold as of June 30, 2007 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	5,232,607	$52,326

(8)	Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

Direct or indirect
payments to directors,
officers, Managing
Members of the issuer or

their associates, to
persons owning ten
percent or more of any
class of equity securities
of the issuer; and to
affiliates of the issuer

		Direct or indirect payments to others	Total
Underwriting discounts and commissions	$790	$3,949	$4,739
Other expenses	1,405	1,267	2,672

Total expenses	$2,195	$5,216	$7,411

(9) Net offering proceeds to the issuer after the total expenses in item 8 (in thousands):			$44,915

(10)	The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

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

Date: August 13, 2007

ATEL CAPITAL EQUIPMENT FUND XI, LLC

(Registrant)

By:	ATEL Financial Services LLC
Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of Managing Member

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer of Registrant