Form 10QSB
period 2007-09-30
ATEL Capital Equipment Fund XI, LLC
filed 2007-11-07
CIK 1297667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2007

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

State the issuer’s revenues for the most recent fiscal year: $7,043,372

The number of Limited Liability Company Units outstanding as of October 31, 2007: 5,230,507

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

ATEL CAPITAL EQUIPMENT FUND XI, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEET

SEPTEMBER 30, 2007

(in thousands)

(Unaudited)

ASSETS
Cash and cash equivalents	$691
Accounts receivable, net of allowance for doubtful accounts of $11	428
Notes receivable, net of unearned interest income of $1,473	7,289
Investment in securities	406
Investments in equipment and leases, net of accumulated depreciation of $11,112	49,020
Due from Managing Member	36
Other assets	49

Total assets	$57,919

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Accrued distributions to Other Members	$554
Other	695
Non-recourse debt	17,649
Acquisition facility obligation	5,000
Unearned operating lease income	704

Total liabilities	24,602

Commitments and contingencies
Members’ capital:
Managing Member	—
Other Members	33,317

Total Members’ capital	33,317

Total liabilities and Members’ capital	$57,919

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2007 AND 2006

(in thousands, except per unit data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues:
Operating lease income	$2,740	$1,696	$7,179	$4,104
Direct financing leases	—	—	2	—
Notes receivable interest income	174	208	571	595
Gain on sale of assets and early termination of notes	—	—	213	—
Gain on sale of securities	—	—	9	8
Interest income	24	8	66	155
Other	17	17	38	30

Total revenues	2,955	1,929	8,078	4,892

Expenses:
Depreciation of operating lease assets	2,339	1,428	6,070	3,434
Asset management fees to Managing Member	170	94	473	259
Acquisition expense	140	209	566	949
Cost reimbursements to Managing Member	158	120	523	347
Provision for (recovery of) losses and doubtful accounts	(18)	8	(20)	9
Amortization of initial direct costs	47	38	137	98
Interest expense	353	46	728	46
Professional fees	37	70	338	168
Outside services	30	31	81	82
Other	10	38	73	70

Total operating expenses	3,266	2,082	8,969	5,462
Other income, net	14	17	49	23

Net loss	$(297)	$(136)	$(842)	$(547)

Net income (loss):
Managing Member	$97	$98	$327	$232
Other Members	(394)	(234)	(1,169)	(779)

	$(297)	$(136)	$(842)	$(547)

Net loss per Limited Liability Company Unit (Other Members)	$(0.06)	$(0.04)	$(0.22)	$(0.16)
Weighted average number of Units outstanding	5,230,892	5,242,590	5,232,029	4,924,460

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND FOR THE

NINE MONTHS ENDED

SEPTEMBER 30, 2007

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2005	3,950,348	$32,728	$—	$32,728
Capital contributions	1,314,859	13,149	—	13,149
Less selling commissions to affiliates	—	(1,183)	—	(1,183)
Other syndication costs to Managing Member and affiliates	—	(813)	—	(813)
Rescissions of capital contributions	(32,600)	(312)	—	(312)
Distributions to Other Members ($.90 per Unit)	—	(4,483)	—	(4,483)
Distributions to Managing Member	—	—	(330)	(330)
Net (loss) income	—	(951)	330	(621)

Balance December 31, 2006	5,232,607	38,135	—	38,135
Repurchases of Limited Liability Company Units	(600)	(5)	—	(5)
Rescissions of capital contributions	(1,500)	(15)	—	(15)
Distributions to Other Members ($0.69 per Unit)	—	(3,629)	—	(3,629)
Distributions to Managing Member	—	—	(327)	(327)
Net (loss) income	—	(1,169)	327	(842)

Balance September 30, 2007	5,230,507	$33,317	$—	$33,317

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENT OF CASH FLOWS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2007 AND 2006

(in thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Operating activities:
Net loss	$(297)	$(136)	$(842)	$(547)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of assets and early termination of notes	—	—	(213)	—
Depreciation of operating lease assets	2,339	1,428	6,070	3,434
Amortization of initial direct costs	47	38	137	98
(Recovery of) provision for losses and doubtful accounts	(18)	8	(20)	9
Gain on sale of securities	—	—	(9)	(8)
Changes in operating assets and liabilities:
Accounts receivable	(213)	(183)	136	(330)
Prepaid expenses and other assets	(26)	(5)	(48)	442
Accounts payable, Managing Member	(274)	(547)	(224)	(557)
Accounts payable, other	412	459	(1,016)	370
Accrued liabilities, affiliates	(80)	(94)	—	(167)
Advances from Managing Member	—	—	—	(300)
Unearned operating lease income	(128)	(355)	(409)	(111)

Net cash provided by operating activities	1,762	613	3,562	2,333

Investing activities:
Purchases of equipment on operating leases	(11,117)	(4,148)	(18,248)	(23,980)
Purchase of securities	(188)	(48)	(251)	(111)
Proceeds from early termination of notes receivable	364	—	1,555	—
Proceeds from sales of lease assets	—	—	478	—
Payments of initial direct costs	(101)	(52)	(156)	(417)
Reduction of net investment in direct financing leases	2	—	5	—
Note receivable advances	(1,904)	(256)	(2,825)	(2,158)
Proceeds from sale of securities	—	—	9	8
Payments and amortization of notes receivable	1,208	650	2,487	1,470

Net cash used in investing activities	(11,736)	(3,854)	(16,946)	(25,188)

Financing activities:
Borrowings under non-recourse debt	6,700	—	19,014	—
Repayments under non-recourse debt	(789)	—	(1,365)	—
Borrowings under acquisition facility	3,500	5,000	10,500	5,000
Repayments under acquisition facility	—	(1,000)	(15,000)	(1,000)
Syndication costs paid to Managing Member	—	(84)	—	(1,876)
Distributions to Other Members	(1,210)	(1,210)	(3,629)	(3,273)
Distributions to Managing Member	(97)	(98)	(327)	(232)
Capital contributions	—	—	—	13,149
Rescissions and repurchases of capital contributions	(20)	(217)	(20)	(312)

Net cash provided by financing activities	8,084	2,391	9,173	11,456

Net increase (decrease) in cash and cash equivalents	(1,890)	(850)	(4,211)	(11,399)
Cash and cash equivalents at beginning of period	2,581	2,317	4,902	12,866

Cash and cash equivalents at end of period	$691	$1,467	$691	$1,467

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$311	$28	$634	$28

Cash paid during the period for taxes	$28	$—	$30	$—

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$554	$554	$554	$554

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund XI, LLC (the “Company”) was formed under the laws of the State of California on June 25, 2004. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing, lending and sales activities. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2025. Each Member’s personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and assets of the Company. Net contributions of $52.3 million were received as of September 30, 2007, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases of $532 thousand.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (leasing and lending activities). Therefore, through May 2005, the Company was a development stage company and had no operations. As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that will (i) preserve, protect and return the Company’s invested capital; (ii) generate regular distributions to the Members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated) and (iii) provide additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

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

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of the allowance for doubtful accounts and notes receivable. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the year ending December 31, 2007.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions and believes that such concentration of these deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees and borrowers in various industries, related to equipment on operating and direct financing leases, and notes receivable.

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts which are currently due to the Company. Allowances for doubtful accounts are established based on historical charge off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable are charged off against the allowance on specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

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

Allowances for losses on direct financing leases are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and billed and unbilled receivables. Direct financing leases are charged off to the allowance as they are deemed uncollectible.

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

Notes receivable, unearned interest income and related revenue recognition:

The Company records all future payments of principal and interest on notes as notes receivable which are then offset by the amount of any related unearned interest income. For financial statement purposes, the Company reports only the net amount of principal due on the balance sheet. The unearned interest is recognized over the term of the note and the income portion of each note payment is calculated so as to generate a constant rate of return on the net balance outstanding. Any fees or costs related to notes receivable are recorded as part of the net investment in notes receivable and amortized over the term of the loan.

Allowances for losses on notes receivable are typically established based on historical charge off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Notes are charged off to the allowance as they are deemed uncollectible.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2007 and 2006 and long-lived assets as of September 30, 2007 (in thousands):

	For the nine months ended September 30,
	2007	% of Total	2006	% of Total
Revenue
United States	$7,341	91%	$4,653	95%

United Kingdom	737	9%	239	5%

Total International	737	9%	239	5%

Total	$8,078	100%	$4,892	100%

	As of September 30,
	2007	% of Total
Long-lived assets
United States	$45,473	93%

United Kingdom	3,547	7%

Total International	3,547	7%

Total	$49,020	100%

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and risks to date have not been significant. The Company recognized net foreign currency gains of $14 and $17 thousand for the three months ended September 30, 2007 and 2006, respectively, and $49 thousand and $23 thousand for the nine months ended September 30, 2007 and 2006, respectively.

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

Other income, net:

During the three and nine month periods ended September 30, 2007 and 2006, other income, net consisted solely of gains and losses on foreign currency transactions.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS 157). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. As of September 30, 2007, the Fund does not believe the adoption of FAS 157 will impact the amounts reported in the financial statements, however, additional disclosures will be required about the inputs used to develop the measurements of fair value and the effect of certain of the measurements reported in the statement of operations for a fiscal period.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s financial position and results of operations as of and for the three and nine months ended September 30, 2007.

3. Notes receivable:

The Company has various notes receivable from parties who have financed the purchase of equipment through the Company. The terms of the notes receivable generally are up to 120 months and bear interest at rates ranging from 8.5% to 17.4%. The notes are secured by the equipment financed. There were no impaired notes at September 30, 2007. The minimum future payments receivable as of September 30, 2007 are as follows (in thousands):

Three months ending December 31, 2007	$830
Year ending December 31, 2008	3,294
2009	2,046
2010	917
2011	393
2012	393
Thereafter	868

8,741
Less: portion representing unearned interest income	(1,473)

7,268
Unamortized indirect costs	21

Notes receivable, net	$7,289

For the nine months ended September 30, 2007 and 2006, IDC amortization expense related to notes receivable was $21 thousand and $22 thousand. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in footnote 4) of $116 thousand and $76 thousand, respectively, total IDC amortization expense was $137 thousand and $98 thousand for the nine months ended September 30, 2007 and 2006, respectively.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment leases:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2007
Net investment in operating leases	$36,625	$17,878	$(6,070)	$48,433
Net investment in direct financing leases	55	—	(5)	50
Initial direct costs, net of accumulated amortization of $229 at September 30, 2007 and $113 at December 31, 2006	511	142	(116)	537

Total	$37,191	$18,020	$(6,191)	$49,020

For the nine months ended September 30, 2007 and 2006, IDC amortization expense related to operating leases and direct finance leases was $116 thousand and $76 thousand, respectively.

Impairment of investments in leases and assets held for sale or lease:

Impairment losses are recorded as an adjustment to the net investment in operating leases. Depreciation expense on property subject to operating leases and property held for lease or sale was $2.3 million and $1.4 million for the three months ended September 30, 2007 and 2006, respectively, and $6.1 million and $3.4 million for the nine months ended September 30, 2007 and 2006, respectively. There were no impairment losses for the three and nine months ended September 30, 2007 and 2006.

All of the property on leases was acquired in years beginning with 2005 through 2007.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance September 30, 2007
Materials handling	$14,749	$4,562	$(1,513)	$17,798
Manufacturing	1,098	675	(725)	1,048
Transportation	20,302	1,059	1,513	22,874
Construction	3,562	8,879	(560)	11,881
Office furniture	146	—	—	146
Logging and lumber	2,001	—	—	2,001
Research	—	—	725	725
Marine vessels	—	1,415	—	1,415
Aviation	—	1,658	—	1,658

	41,858	18,248	(560)	59,546
Less accumulated depreciation	(5,233)	(6,070)	190	(11,113)

Total	$36,625	$12,178	$(370)	$48,433

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment leases (continued):

Direct financing leases:

As of September 30, 2007, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2007 (in thousands):

Total minimum lease payments receivable	$49
Estimated residual values of leased equipment (unguaranteed)	10

Investment in direct financing leases	59
Less unearned income	(9)

Net investment in direct financing leases	$50

At September 30, 2007, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2007	$2,737	$3	$2,740
Year ending December 31, 2008	11,261	10	11,271
2009	9,377	9	9,386
2010	8,288	9	8,297
2011	5,393	9	5,402
2012	2,637	9	2,646
Thereafter	3,690	—	3,690

	$43,383	$49	$43,432

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Marine vessels	20 - 30
Aviation	20 - 30
Manufacturing	10 - 20
Logging and lumber	7 - 10
Material handling	7 - 10
Transportation	7 - 10
Office furniture	7 - 10
Construction	7 - 10
Research	7 - 10

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

During the three and nine months ended September 30, 2007 and 2006, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Selling commissions, equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members’ capital	$—	$—	$—	$1,183
Reimbursement of other syndication costs to AFS and affiliates, deducted from Other Members’ capital	—	84	—	693
Administrative costs reimbursed to Managing Member	158	120	523	347
Asset management fees to Managing Member	170	94	473	259
Acquisition and initial direct costs paid to Managing Member	226	230	702	1,134

	$554	$528	$1,698	$3,616

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

6. Non-recourse Debt:

At September 30, 2007, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at fixed rates ranging from 5.74% to 6.65%. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2007, the carrying value of the pledged assets is approximately $22.2 million. The notes mature from 2008 through 2015.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2007	$1,016	$264	$1,280
Year ending December 31, 2008	4,226	916	5,142
2009	3,410	674	4,084
2010	3,503	460	3,963
2011	2,490	263	2,753
2012	841	152	993
Thereafter	2,163	189	2,352

	$17,649	$2,918	$20,567

7. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a working capital term loan facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial covenants. The financial arrangement was originally $75 million and expired on June 28, 2007. The facility was renewed for an additional two years with an availability of $65 million pending redefinition of the lender base. On July 28, 2007, with a redefinition of the lender base, the facility was amended to reset availability to $75 million. The arrangement expires in June 2009. The availability of borrowings to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities. As of September 30, 2007, borrowings under the facility were as follows (in thousands):

Total available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	(5,000)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(4,500)

Total remaining available under the acquisition and warehouse facilities	$65,500

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of September 30, 2007. As of December 31, 2006, borrowings of $3.1 million were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2006 was approximately $514 thousand.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities (facilities):

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies.

The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of September 30, 2007, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and the Company. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of September 30, 2007.

8. Commitments:

As of September 30, 2007, the Company had outstanding commitments to purchase or finance lease equipment of approximately $9.8 million which may be funded during 2007. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

9. Guarantees (continued):

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

10. Members’ capital:

As of September 30, 2007, 5,230,507 Units were issued and outstanding. The Fund was authorized to issue up to 15,000,000 Units. The Company terminated sales of Units effective April 30, 2006.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Distributions declared	$1,210	$1,210	$3,629	$3,273
Weighted average number of Units outstanding	5,230,892	5,242,590	5,232,029	4,924,460

Weighted average distributions per Unit	$0.23	$0.23	$0.69	$0.66

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

ATEL Capital Equipment Fund XI, LLC (the “Company”) is a California limited liability company that was formed in June 2004 for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to generate revenues from equipment leasing and sales activities, primarily in the United States.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering was terminated in April 2006. During 2006, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company has utilized its credit facilities and reinvested cash flow in excess of certain amounts required to be distributed to the Other Members to acquire additional equipment. Throughout the Reinvestment Period, which ends December 31, 2012, the Company anticipates continued reinvestment of cash flow in excess of minimum distributions and other obligations

The Company may continue until December 31, 2025. Periodic distributions are paid at the discretion of the Managing Member.

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

During the funding period, the Company’s primary source of liquidity was subscription proceeds from the public offering of Units. As of September 30, 2007, approximately $52.3 million had been contributed by Members purchasing Units under the public offering, consisting of approximately $52.8 million in gross contributions less rescissions of $532 thousand. The liquidity of the Company will vary in the future, increasing to the extent proceeds from the offering, cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a working capital term loan facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial covenants. The financial arrangement was originally $75 million and expired on June 28, 2007. The facility was renewed for an additional two years with an availability of $65 million pending redefinition of the lender base. On July 28, 2007, with a redefinition of the lender base, the facility was amended to reset availability to $75 million. The arrangement expires in June 2009. The availability of borrowings to the Company under this financing arrangement is reduced by the amount outstanding on any of the above mentioned facilities.

As of September 30, 2007, borrowings under the facility were as follows (in thousands):

Total available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	(5,000)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(4,500)

Total remaining available under the acquisition and warehouse facilities	$65,500

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of September 30, 2007.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at September 30, 2007 ranged from 6.38% to 7.05%.

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

The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities will be added. As of September 30, 2007, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC and the Company. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate.

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

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of September 30, 2007.

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

The Company also has access to certain sources of non-recourse debt financing, which the Company will use on a transaction basis as a means of mitigating credit risk. During the first nine months of 2007, the Company utilized such sources of non-recourse debt financing and at September 30, 2007, had $17.6 million of non-recourse debt outstanding consisting of notes payable to financial institutions. For detailed information on the Company’s debt obligations, see footnotes 6 and 7 to the financial statements.

As of September 30, 2007 the Company had outstanding commitments to purchase or finance lease equipment of approximately $9.8 million. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company.

Cash Flows

The three months ended September 30, 2007 versus the three months ended September 30, 2006

Operating Activities

The Company’s primary source of cash from operations is rents from operating leases. Additionally, the Company’s cash flows are impacted by changes in certain assets and liabilities. Net cash provided by operating activities totaled $1.8 million and $613 thousand for the three months ended September 30, 2007 and 2006, respectively. Cash flow from operations increased primarily due to (1) the quarter over quarter change in results of operations, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, (2) reduced payments made against accounts payable and accrued liabilities and (3) the quarter over quarter increase in unearned lease income.

The quarter over quarter increase in results of operations, adjusted for non-cash items, resulted in a cash inflow of $733 thousand during the three months ended September 30, 2007 when compared to the same period in 2006, and was primarily a result of increased operating lease revenue. Augmenting this increase in cash flow was $240 thousand of cash generated by the quarter over quarter decline in net payments made against accounts payable and accrued liabilities as payments made during the third quarter of 2007 was partially offset by an increase in accrued costs reimbursable to AFS. The quarter over quarter increase in unearned rents further increased cash inflow by $227 thousand.

Investing Activities

The main use of cash in investing activities for the three month periods ended September 30, 2007 and 2006 has been the purchase of equipment and funding of investments in notes receivable. Net cash used in investing activities totaled $11.7 million and $3.9 million for the three months ended September 30, 2007 and 2006, respectively. The increase in cash used was primarily due to increases of $7.0 million and $1.6 million in funds used to purchase lease assets and fund investments in notes receivable, respectively.

Financing Activities

Net cash provided by financing activities totaled $8.1 million and $2.4 million for the three months ended September 30, 2007 and 2006, respectively. Cash flow increased primarily due to a $5.4 million increase in net borrowings during the comparative periods.

The nine months ended September 30, 2007 versus the nine months ended September 30, 2006

Operating Activities

The Company’s primary source of cash from operations is rents from operating leases. Additionally, the Company’s cash flows are impacted by changes in certain assets and liabilities. Net cash provided by operating activities totaled $3.6 million and $2.3 million for the nine months ended September 30, 2007 and 2006, respectively. The increase was primarily due to the period over period change in results of operations, adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense offset, in part, by increased payments made against accounts payable and accrued liabilities.

The period over period increase in results of operations, adjusted for non-cash items, resulted in a cash inflow totaling $2.1 million during the first nine months of 2007 when compared to the same period in 2006. The increase in operating results, adjusted for non-cash items, was primarily due to the increase in operating lease revenue offset, in part, by increases in interest expense, professional fees, cost reimbursements to AFS and asset management fees.

The aforementioned increase in cash flow was partially offset by a cash outflow of $886 thousand related to the period over period increase in cash used to pay accounts payable and accrued liabilities. The increase in payments was primarily due to the payment of accruals related to equipment purchases during the first quarter of 2007 offset, in part, by an increase in accrued costs reimbursable to AFS

Investing Activities

The main use of cash in investing activities for the nine month periods ended September 30, 2007 and 2006 has been the purchase of equipment and funding of investments in notes receivable. Net cash used in investing activities was $16.9 million and $25.2 million for the nine months ended September 30, 2007 and 2006, respectively. The decrease in cash used was due to a decline in purchases of lease assets and increases in proceeds from the sale of lease assets and early termination of notes receivable, and payments received on notes receivable offset, in part, by increased funding of investments in notes receivable.

The period over period decrease in cash used to purchase operating leases improved cash flow by $5.7 million, and was a result of a decline in acquisition phase activity. Similarly, increases in proceeds from the sale of lease assets and early termination of notes receivable, and payments received on notes receivable improved cash flow by $2.0 million and $1.0 million, respectively. During the first nine months of 2007, the Company had proceeds of $2.0 million related to an early termination of notes receivable ($1.6 million) and sales of assets ($478 thousand). There were no asset sales or early termination of notes or leases during the first nine months of 2006.

The above increases in cash flow were partially offset by an increase of $667 thousand resulting from the increase in funding of investments in notes receivable.

Financing Activities

Since the termination of the offering of Units in April 2006, the Company had utilized its credit facilities to finance asset purchases. Net cash provided by financing activities inclusive of member contributions totaled $9.2 million and $11.5 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash flow decreased as the 2006 amount included $13.1 million of proceeds from the sale of Units. The loss of proceeds from the sale of Units was partially offset by a period over period increase in net borrowings of $9.1 million and a decrease in syndication costs paid to the Managing Member of $1.9 million.

Results of Operations

As of May 31, 2005, the Company, had received and accepted subscriptions for the minimum amount of the offering ($1.2 million). As of that date, the Company commenced operations in its primary business (“leasing and lending activities”). After the Company’s public offering and its initial asset acquisition stage terminate, the results of operations are expected to change significantly.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as existing or new leases, number of investors or equity depending upon the type of cost incurred.

The three months ended September 30, 2007 versus the three months ended September 30, 2006

The Company had net losses of $297 thousand and $136 thousand for the three months ended September 30, 2007 and 2006, respectively. Results for the three months ended September 30, 2007 reflected increases in both operating expenses and total revenues when compared with the three months ended September 30, 2006.

Revenues

Total revenues were $3.0 million and $1.9 million for the three months ended September 30, 2007 and 2006, respectively. The increase was primarily due to the continued growth in operating lease revenue.

Operating lease revenues were $2.7 million and $1.7 million for the three months ended September 30, 2007 and 2006, respectively. The increase was primarily due to revenues derived from lease assets purchased since September 30, 2006 totaling $21.3 million. Net operating lease assets increased from $35.3 million at September 30, 2006 to $48.4 million at September 30, 2007.

Expenses

Total expenses were $3.3 million and $2.1 million for the three months ended September 30, 2007 and 2006, respectively. The increase in total expenses was primarily due to increases in depreciation and interest expense.

The Company’s largest expense during the three months ended September 30, 2007 and 2006 was depreciation, which is directly related to its acquisition of operating lease assets during its initial acquisition phase. Depreciation expense increased by $911 thousand during the three months ended September 30, 2007 when compared to the same period in 2006, due primarily to lease assets purchased since September 30, 2006. The increase in depreciation expense was consistent with the increase in operating lease revenue.

Interest expense on the Company’s borrowings increased by $307 thousand for the three months ended September 30, 2007 when compared to the same period in 2006, due primarily to the increase in Company borrowings. Outstanding debt increased from $4.0 million at September 30, 2006 to $22.6 million at September 30, 2007, a majority of which was used to fund equipment purchases.

The quarter over quarter change in all other expenses, including asset management fees to AFS, acquisition expense, cost reimbursements to AFS and professional fees, netted to a $34 thousand decrease in expenses.

The nine months ended September 30, 2007 versus the nine months ended September 30, 2006

The Company had net losses of $842 thousand and $547 thousand for the nine months ended September 30, 2007 and 2006, respectively. Results for the nine months ended September 30, 2007 reflected increases in both operating expenses and total revenues when compared with the nine months ended September 30, 2006.

Revenues

Total revenues were $8.1 million and $4.9 million for the nine months ended September 30, 2007 and 2006, respectively. The increase was due to increases in (1) operating lease revenue and (2) gains on sales of assets partially offset by a decline in interest income on cash and cash equivalents.

Operating lease revenues were $7.2 million and $4.1 million for the nine months ended September 30, 2007 and 2006, respectively. The $3.1 million increase was primarily due to revenues derived from lease assets purchased since September 30, 2006 totaling $21.3 million, including approximately $18.2 million purchased during the first nine months of 2007.

The Company recognized a gain of $213 thousand related to sales of lease assets ($101 thousand) and an early termination of a note receivable ($112 thousand) during the first nine months of 2007. There were no assets sales or early termination of assets during the first nine months of 2006.

The above mentioned increases were partially offset by an $89 thousand decrease in interest earned on cash and cash equivalents on hand, which declined by $4.2 million since December 31, 2006, as cash was used primarily to fund asset acquisitions.

Expenses

Total expenses were $9.0 million and $5.5 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in total expenses was a result of increases in depreciation, interest expense, asset management fees and costs reimbursed to AFS, and professional fees offset, in part, by a decline in acquisition expense.

Depreciation expense totaled $6.1 million and $3.4 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in depreciation expense was primarily due to the period over period increase in depreciable lease assets. During the nine months ended September 30, 2007 and 2006, interest expense on the Company’s borrowings totaled $728 thousand and $46 thousand, respectively. The increase in interest expense was due to the $18.6 million net increase in the Company’s outstanding borrowings since September 30, 2006.

The increase in the Company’s asset portfolio resulted in a period over period increases of $214 thousand and $176 thousand in asset management fees and costs reimbursed to AFS, respectively. Similarly, the Company’s restatement effort and the audit of prior period financial statements, which was largely completed during the second quarter of 2007, resulted in a period over period increase of $170 thousand in professional fees.

The cumulative increase in expenses discussed above was partially offset by a decline in acquisition expense. As defined by the Company’s Operating Agreement, acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition of equipment, whether or not acquired. The decline in acquisition activity during the nine months ended September 30, 2007 compared to the same period in 2006 resulted in a $383 thousand decrease in acquisition expense.

Item 3.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) during and as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective

The Company does not control the financial reporting process, and is dependent on the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles. The Managing Member’s disclosure controls and procedures were determined to be effective and to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

The Managing Member believes that the following corrective actions taken as a whole have addressed, and mitigated, the material weaknesses noted in its disclosure controls and procedures listed in its previously filed Form 10-QSB as of its fiscal quarter ended June 30, 2007:

•

With regard to improving the timeliness of financial reporting, the Company is current with its regulatory filings since the timely filing of its Form 10-QSB for the quarter ended June 30, 2007 and has in place appropriate documentation requirements, procedures and staff to ensure continued timeliness.

•

We have aggressively recruited experienced professionals to augment and upgrade our financial staff to address issues of timeliness in financial reporting even during periods when we are preparing filings for the Securities and Exchange Commission, and we believe that this corrective step has enabled management to conclude that the internal controls over our financial reporting are effective.

Except for the preceding items, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Inapplicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Information provided pursuant to § 228.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: April 11, 2005; File Number: 333-120276

(2)	Offering commenced: April 11, 2005

(3)	The offering did not terminate before any securities were sold.

(4)	The offering was terminated on April 30, 2006.

(5)	The managing underwriter is ATEL Securities Corporation.

(6)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”

(7)	Aggregate amount and offering price of securities registered and sold as of September 30, 2007 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	5,232,607	$52,326

(8)	Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

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

Date: November 7, 2007

ATEL CAPITAL EQUIPMENT FUND XI, LLC (Registrant)
By:	ATEL Financial Services LLC
Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of Managing Member

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Principal Financial Officer of Registrant