Form 10KSB
period 2007-12-31
ATEL Capital Equipment Fund XI, LLC
filed 2008-03-27
CIK 1297667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2007

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

State the issuer’s revenues for the most recent fiscal year: $11.3 million.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable.

The number of Limited Liability Company Units outstanding as of February 29, 2008 was 5,230,507.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company’s offering was terminated effective April 30, 2006.

As of December 31, 2007, 5,230,507 Units remained issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular distributions to the members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ends December 31, 2012, and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

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

The Company is in its acquisition phase and is making distributions on a monthly and quarterly basis. Periodic distributions commenced in June 2005.

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

The Company will only purchase equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase.

Through December 31, 2007, the Company had purchased equipment with a total acquisition price of $62.9 million. The Company had also loaned $14.5 million for notes receivable secured by various assets.

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

During 2007 and 2006, certain lessees generated significant portions of the Company’s total operating revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2007	2006
International Paper Co. -Mac	Material handling	13%	15%
Union Pacific	Transportation	11%	18%
Whirlpool Corporation	Material handling	*	13%

*	Less than 10%

The above percentages are not expected to be comparable in future periods.

The equipment leasing industry is highly competitive. Equipment manufacturers, corporations, partnerships and others offer users an alternative to the purchase of most types of equipment with payment terms that vary widely depending on the lease term, type of equipment and creditworthiness of the lessee. The ability of the Company to keep the equipment leased and/or operating and the terms of the acquisitions, leases and dispositions of equipment depends on various factors (many of which are not in the control of AFS or the Company), such as general economic conditions, including the effects of inflation or recession, and fluctuations in supply and demand for various types of equipment resulting from, among other things, technological and economic obsolescence.

AFS will use its best efforts to diversify lessees by geography and industry and to maintain an appropriate balance and diversity in the types of equipment acquired and the types of leases entered into by the Company, and will apply the following policies: (i) AFS will seek to limit the amount invested in equipment leased to any single lessee to not more than 20% of the aggregate purchase price of equipment owned at any time during the reinvestment period following investment of the initial offering proceeds; (ii) in no event will the Company’s equity investment in equipment leased to a single lessee exceed an amount equal to 20% of the maximum capital from the sale of Units (or $30 million); (iii) when all the offering proceeds are committed to equipment and all permanent debt has been put in place, at least a majority of the equipment, based on the aggregate purchase price, will be subject to leases with scheduled lease payments returning at least 90% of the purchase price of the equipment; and (iv) AFS will seek to invest not more than 20% of the aggregate purchase price of equipment in equipment acquired from a single manufacturer. However, this last limitation is a general guideline only, and the Company may acquire equipment from a single manufacturer in excess of the stated percentage during the offering period and before the offering proceeds are fully invested, or if AFS deems such a course of action to be in the Company’s best interest.

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s operating revenues for the year ended December 31, 2007 and 2006:

Geographic area	2007	2006
United States	91%	88%
Europe	9%	12%

The business of the Company is not seasonal. The Company has no full time employees.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2007 and the industries to which the assets have been leased (in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation	$21,534	34.24%
Material handling	21,414	34.05%
Construction	12,441	19.78%
Manufacturing	2,280	3.63%
Logging and lumber	2,001	3.18%
Aviation	1,658	2.64%
Marine vessels	1,415	2.25%
Office furniture	146	0.23%

	$62,889	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$37,335	59.37%
Rail	11,924	18.96%
Transportation services	8,319	13.23%
Health care	4,967	7.90%
Electrical	344	0.54%

	$62,889	100.00%

From inception to December 31, 2007, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Excess of Rents Over Expense *
Transportation	$201	$246	$7
Construction	560	472	348

	$761	$718	$355

*	Includes only those expenses directly related to the production of the related rents

For further information regarding the Company’s equipment lease portfolio as of December 31, 2007, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2007 and the industries to which the assets have been financed.

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Computer equipment	$7,815	54.00%
Equipment and other assets	5,785	39.98%
Manufacturing	871	6.02%

	$14,471	100.00%

Industry of Lessee	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Communications	$3,948	27.28%
Business services	2,885	19.94%
Manufacturing	2,503	17.30%
Health services	2,458	16.99%
Technology	1,682	11.62%
Electronics	995	6.87%

	$14,471	100.00%

For further information regarding the Company’s note receivable portfolio as of December 31, 2007, see Note 4 to the financial statements, Notes receivable, as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2007, a total of 1,180 investors were Unit holders of record in the Company.

Distributions

The Unit holders of record are entitled to certain distributions as provided under the Operating Agreement.

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

The rate for monthly distributions from 2007 operations was $0.08 per Unit for the period from January through December 2007. The rate for each of the quarterly distributions paid in 2007 was $0.23 per Unit.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2007	2006
Net loss per Unit, based on weighted average Unit outstanding	$(0.32)	$(0.19)
Return of investment	1.25	1.09

Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.93	0.90
Differences due to timing of distributions	—	(0.01)

Actual distributions paid per Unit	$0.93	$0.89

Use of Proceeds from Registered Securities

Information provided pursuant to § 228.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: April 11, 2005; File Number: 333-120276.

(2)	Offering commenced: April 11, 2005.

(3)	The offering did not terminate before any securities were sold.

(4)	The offering was terminated on April 30, 2006.

(5)	The managing underwriter is ATEL Securities Corporation.

(6)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”

(7)	Aggregate amount and offering price of securities registered and sold as of December 31, 2007 (in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	5,231,107	$52,311

(8)	Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

Direct or indirect
payments to directors,
officers, Managing
Members of the issuer or
their associates, to
persons owning ten
percent or more of any
class of equity securities
of the issuer; and to
	affiliates of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$775	$3,949	$4,724
Other expenses	1,405	1,267	2,672

Total expenses	$2,180	$5,216	$7,396

(9) Net offering proceeds to the issuer after the total expenses in item 8 (in thousands):			$44,915

(10)	The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

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

Overview

ATEL Capital Equipment Fund XI, LLC (the “Company”) is a California limited liability company that was formed in June 2004 for the purpose of engaging in the sale of limited liability company investment units and acquiring equipment to generate revenues from equipment leasing, lending and sales activities, primarily in the United States.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering was terminated in April 2006. During 2006, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company has reinvested cash flow in excess of certain amounts required to be distributed to the Other Members and/or utilized its credit facilities to acquire additional equipment. Throughout the Reinvestment Period, which ends December 31, 2012, the Company anticipates continued reinvestment of cash flow in excess of minimum distributions and other obligations. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

The Company may continue until December 31, 2025. Periodic distributions are paid at the discretion of the Managing Member.

Capital Resources and Liquidity

The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Company is its cash flow from a diversified group of lessees for fixed lease terms at fixed rental amounts. As the initial lease terms expire, the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS’s success in re-leasing or selling the equipment as it comes off lease.

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

Borrowings under the facility as of December 31, 2007 were as follows:

Total available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	(4,000)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(4,625)

Total remaining available under the acquisition and warehouse facilities	$66,375

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of December 31, 2007.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at December 31, 2007 ranged from 6.11% to 6.35%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of December 31, 2007, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC, the Company and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of December 31, 2007.

Throughout the Reinvestment Period (as defined in the Operating Agreement), the Company anticipates reinvesting a portion of lease payments from assets owned, and/or payments received on notes receivable, in new leasing or financing transactions. Such reinvestment will occur only after the payment of all obligations, including debt service (both principal and interest), the payment of management fees to AFS and providing for cash distributions to the Members.

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

If inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases and notes would not increase as such rates are generally fixed for the terms of the leases and notes without adjustment for inflation.

If interest rates increase significantly, the rates that the Company can obtain on future lease or financing transactions will be expected to increase as the cost of capital is a significant factor in the pricing of leases and investments in notes receivable. Leases and notes already in place, for the most part, would not be affected by changes in interest rates.

The Company also has access to certain sources of non-recourse debt financing, which the Company will use on a transaction basis as a means of mitigating credit risk. During 2007, the Company utilized such sources of non-recourse debt financing and at December 31, 2007, had $20.6 million of non-recourse debt outstanding consisting of notes payable to financial institutions. For detailed information on the Company’s debt obligations, see Notes 8 and 9 to the financial statements as set forth in Part II, Item 7, Financial Statements and Supplementary Data.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. Additional distributions have been consistently made through December 2007.

As of December 31, 2007 the Company had outstanding commitments to purchase or finance lease equipment of approximately $6.7 million. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company. Of the $6.7 million, $2.9 million was canceled subsequent to year-end.

Cash Flows

2007 vs. 2006

Operating Activities

The Company’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Cash provided by operating activities increased by $370 thousand, or 6%, for the year ended December 31, 2007 as compared to 2006. The net increase in cash flow was primarily attributable to improved operating results as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, partially offset by increased payments made against accounts payable and accrued liabilities.

The year over year increase in operating results as adjusted for non-cash items, benefited cash flow by $2.5 million and was mainly due to a 68% increase in operating lease revenue offset, in part, by increases in interest expense, professional fees and asset management fees.

Partially offsetting the aforementioned increase in cash flow was a decrease of $2.2 million attributable to increased payments made on accounts payable and accrued liabilities. The increase in payments was primarily due to the 2007 payment of approximately $1.5 million of 2006 accruals related to asset purchases.

Investing Activities

Cash used in investing activities decreased by $10.1 million, or 34%, for the year ended December 31, 2007 as compared to 2006. The net decrease in cash used (net increase in cash flow) was mainly due to a reduction in purchases of lease assets, combined with increased proceeds from the sale of lease assets and early termination of notes receivable, and increased payments received on notes receivable.

The year over year reduction in purchases of lease assets benefited cash flow by $6.3 million and was primarily a result of a decline in acquisition phase activity. Likewise, the increase in proceeds from asset sales benefited cash flow by $2.6 million, while the year over year increase in payments received on notes receivable improved cash flow by $718 thousand.

The increase in proceeds was mostly attributable to an early termination of a note ($2.3 million) and the impact of a stronger market demand, which resulted in $276 thousand more proceeds on lease asset sales during 2007, as compared to prior year. The increase in payments received on notes receivable during 2007, as compared to 2006, was primarily due to a partial prepayment made by one of the Company’s larger lessees.

Financing Activities

Since the termination of the offering of Units in April 2006, the Company utilized its credit facilities to finance asset purchases. Net cash provided by financing activities, inclusive of member contributions, decreased by $5.7 million, or 37%, during 2007 versus 2006. Net cash flow decreased as the 2006 amount included $13.1 million of proceeds from the sale of Units. The absence of such proceeds in 2007 was partially offset by a year over year increase in net borrowings of $5.6 million and a decrease in syndication costs paid to the Managing Member of $2.0 million.

Results of Operations

On May 31, 2005, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities).

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, capital contributed or number of investors depending upon the nature of the cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. The cumulative limit increases annually. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2007, costs reimbursable to AFS in future years totaled approximately $148 thousand.

2007 vs. 2006

The Company had net losses of $1.2 million and $621 thousand for the years ended December 31, 2007 and 2006, respectively. Results for 2007 reflect increases in both total revenues and operating expenses when compared with prior year results.

Revenues

Total revenues for 2007 increased by $4.3 million, or 60%, as compared to 2006. The net growth in total revenues was primarily due to a $4.1 million increase in operating lease revenue combined with a $167 thousand increase in gains on sales of assets and early termination of notes.

The year over year increase in operating lease revenue was mainly due to revenues derived from the $20.8 million of lease assets purchased during 2007, while the net increase in gain on sales of assets was mainly due to an early termination of a note receivable combined with higher gains recognized on 2007 asset sales, as compared to 2006, due to a stronger market demand in 2007 as compared to 2006.

Expenses

Total expenses for 2007 increased by $4.9 million, or 63%, as compared to 2006. The net increase in total expenses was primarily due to increases in depreciation and interest expenses, asset management fees and professional fees offset, in part, by a decline in acquisition expense.

By far the largest expense of the Company, depreciation expense increased by $3.5 million, or 69%, in 2007 over 2006. The increase was primarily due to the growth in depreciable assets resulting from lease asset purchases during 2007. Similarly, the year over year growth in the Company’s asset portfolio resulted in a $261 thousand more asset management fees paid to the Managing Member.

During 2007, interest expense increased by $980 thousand, as compared to prior year, and was mainly due to the $15.1 million net increase in the Company’s outstanding borrowings. In addition, professional fees also increased by $203 thousand during 2007, as compared to 2006. The increase was primarily due to the Company’s restatement effort and the audit of prior period financial statements, which was largely completed during the second quarter of 2007, as well as expenses associated with the Company’s effort to be in compliance with the mandates of the Sarbanes-Oxley Act.

The cumulative increase in expenses discussed above was partially offset by a decline in acquisition expense. As defined by the Company’s Operating Agreement, acquisition expense shall mean expenses including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisals, accounting fees and expenses, and miscellaneous expenses relating to selection and acquisition of equipment, whether or not acquired. The decline in acquisition activity during 2007, compared to 2006, resulted in a $109 thousand decrease in acquisition expense.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for the Company as of January 1, 2008. The Company does not presently anticipate the adoption of SFAS 159 to significantly impact its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS No. 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company will adopt SFAS 157 except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Fund is in the process of determining the financial impact the partial adoption of SFAS 157 will have on its results of operations and financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

Critical Accounting Policies and Estimates

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

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and determination of the allowances for doubtful accounts and notes receivable.

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

Allowances for losses on direct financing leases are typically established based on historical charge off and collection experience and the collectability of specifically identified lessees and billed and unbilled receivables. Direct financing leases are written-off as they are deemed uncollectible.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred.

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

Asset valuation:

Recorded values of the Company’s asset portfolio are periodically reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows) of the assets and its carrying value on the measurement date.

Item 7.	FINANCIAL STATEMENTS

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 34.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL Capital Equipment Fund XI, LLC

We have audited the accompanying balance sheet of ATEL Capital Equipment Fund XI, LLC (the “Company”) as of December 31, 2007, and the related statements of operations, changes in members’ capital, and cash flows for each of the years in the two-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund XI, LLC as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

March 26, 2008

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEET

DECEMBER 31, 2007

(In Thousands)

ASSETS
Cash and cash equivalents	$1,662
Accounts receivable, net of allowance for doubtful accounts of $125	418
Notes receivable, net of unearned interest income of $1,432	7,336
Investments in securities, at cost	497
Investments in equipment and leases, net of accumulated depreciation of $13,547	49,106
Due from Affiliate	146
Other assets	32

Total assets	$59,197

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$381
Accrued distributions to Other Members	554
Other	668
Non-recourse debt	20,579
Acquisition facility obligation	4,000
Unearned operating lease income	1,388

Total liabilities	27,570

Commitments and contingencies
Members’ capital:
Managing Member	—
Other Members	31,627

Total Members’ capital	31,627

Total liabilities and Members’ capital	$59,197

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(In Thousands Except for Units and Per Unit Data)

	2007	2006
Revenues:
Operating lease income	$10,074	$5,993
Direct financing leases	3	—
Notes receivable interest income	773	797
Gain on sale of assets and early termination of notes	215	48
Gain on sale of securities	93	8
Interest income	79	159
Other	56	38

Total revenues	11,293	7,043

Expenses:
Depreciation of operating lease assets	8,510	5,021
Asset management fees to Managing Member	629	368
Acquisition expense	878	987
Cost reimbursements to Managing Member	523	449
Provision for credit losses	94	174
Amortization of initial direct costs	188	140
Interest expense	1,107	127
Professional fees	416	213
Outside services	147	97
Other	125	162

Total operating expenses	12,617	7,738
Other income, net	100	74

Net loss	$(1,224)	$(621)

Net income (loss):
Managing Member	$426	$330
Other Members	(1,650)	(951)

	$(1,224)	$(621)

Net loss per Limited Liability Company Unit (Other Members)	$(0.32)	$(0.19)
Weighted average number of Units outstanding	5,231,645	5,002,130

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2007 AND 2006

(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2005	3,950,348	$32,728	$—	$32,728
Capital contributions	1,314,859	13,149	—	13,149
Less selling commissions to affiliates	—	(1,183)	—	(1,183)
Other syndication costs to Managing Member and affiliates	—	(813)	—	(813)
Rescissions of capital contributions	(32,600)	(312)	—	(312)
Distributions to Other Members ($.90 per Unit)	—	(4,483)	—	(4,483)
Distributions to Managing Member	—	—	(330)	(330)
Net (loss) income	—	(951)	330	(621)

Balance December 31, 2006	5,232,607	38,135	—	38,135
Repurchases of Limited Liability Company Units	(600)	(5)	—	(5)
Rescissions of capital contributions	(1,500)	(15)	—	(15)
Distributions to Other Members ($0.93 per Unit)	—	(4,838)	—	(4,838)
Distributions to Managing Member	—	—	(426)	(426)
Net (loss) income	—	(1,650)	426	(1,224)

Balance December 31, 2007	5,230,507	$31,627	$—	$31,627

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(In Thousands)

	2007	2006
Operating activities:
Net loss	$(1,224)	$(621)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(215)	(48)
Depreciation of operating lease assets	8,510	5,021
Amortization of initial direct costs	188	140
Provision for doubtful accounts	94	31
Provision for losses on notes receivable	(143)	143
Gain on sale of securities	(93)	(8)
Changes in operating assets and liabilities:
Accounts receivable	32	(470)
Prepaid expenses and other assets	(31)	447
Accounts payable, Managing Member	193	(262)
Accounts payable, other	(1,043)	1,609
Accounts payable, affiliates	(146)	(142)
Advances from Managing Member	—	(300)
Unearned operating lease income	275	487

Net cash provided by operating activities	6,397	6,027

Investing activities:
Purchases of equipment on operating leases	(20,802)	(27,060)
Purchases of equipment on direct financing leases	—	(55)
Purchase of securities	(342)	(156)
Proceeds from early termination of notes receivable	2,303	—
Proceeds from sales of lease assets	497	221
Payments of initial direct costs	(201)	(478)
Reduction of net investment in direct financing leases	6	1
Note receivable advances	(3,725)	(4,021)
Proceeds from sale of securities	93	8
Payments and amortization of notes receivable	2,739	2,021

Net cash used in investing activities	(19,432)	(29,519)

Financing activities:
Borrowings under non-recourse debt	23,121	—
Repayments under non-recourse debt	(2,542)	—
Borrowings under acquisition facility	13,500	12,500
Repayments under acquisition facility	(19,000)	(3,000)
Syndication costs paid to Managing Member	—	(1,996)
Distributions to Other Members	(4,838)	(4,483)
Distributions to Managing Member	(426)	(330)
Capital contributions	—	13,149
Rescissions and repurchases of capital contributions	(20)	(312)

Net cash provided by financing activities	9,795	15,528

Net decrease in cash and cash equivalents	(3,240)	(7,964)
Cash and cash equivalents at beginning of year	4,902	12,866

Cash and cash equivalents at end of year	$1,662	$4,902

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$988	$109

Cash paid during the year for taxes	$33	$42

Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$554	$554

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Limited Liability Company matters:

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. As of December 31, 2007, 5,230,507 Units were issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular distributions to the Members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ends December 31, 2012, and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

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

Basis of presentation:

The accompanying balance sheet as of December 31, 2007, and the related statements of operations, changes in members’ capital, and cash flows for the years ended December 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

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

for impairment analysis purposes and for determination of the allowances for doubtful accounts and notes receivable.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions and believes that such concentration of such deposits and temporary cash investments is not deemed to create a significant risk. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable. See Note 3 for a description of lessees and financial borrowers by industry as of December 31, 2007.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed upon receipt of invoice.

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

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. The fair value of the Company’s notes receivable is commensurate with the amount at which the asset could be collected in a current transaction, exclusive of transaction costs such as prepayment penalties. The estimated fair value of the Company’s notes receivable was $7.3 million at December 31, 2007.

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

The Company’s chief operating decision makers are the Managing Member’s Chief Executive Officer and its Chief Operating Officer. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the chief operating decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued):

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2007 and 2006 and net long-lived tangible assets as of December 31, 2007 (in thousands):

	For the year ended December 31,
	2007	% of Total	2006	% of Total
Revenue
United States	$10,310	91%	$6,196	88%

United Kingdom	983	9%	847	12%

Total International	983	9%	847	12%

Total	$11,293	100%	$7,043	100%

	As of December 31,
	2007	% of Total
Long-lived assets
United States	$45,786	93%

United Kingdom	3,320	7%

Total International	3,320	7%

Total	$49,106	100%

Investment in securities:

Purchased securities

Purchased securities are not registered for public sale and are carried at cost. Securities are adjusted to fair value if the carrying value is less than fair value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. Such other factors include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at fair value on the balance sheet at the end of the period, as determined by the Managing Member. Factors considered by the Managing Member in determining fair value include cost, the type of investment, subsequent purchases of the same or similar investments by the Company or other investors, the current financial position and operating results of the company issuing the securities and such other factors as may be deemed relevant. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At December 31, 2007, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions and

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued):

risks to date have not been significant. The Company recognized net foreign currency gains of $100 thousand and $74 thousand for the years ended December 31, 2007 and 2006, respectively. Such net foreign currency gains are reflected as other income, net.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Review Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states, which levy income taxes on partnerships. For the years ended December 31, 2007 and 2006, the current provision for state income taxes was approximately $30 thousand and $40 thousand, respectively.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2007 and 2006 (in thousands):

	2007	2006
Financial statement basis of net assets	$31,627	$38,135
Tax basis of net assets (unaudited)	31,286	42,232

Difference	$(341)	$4,097

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net losses reported in these financial statements to the net losses reported on the Company’s federal tax returns (unaudited) for the years ended December 31, 2007 and 2006, respectively (in thousands):

	2007	2006
Net income (loss) per financial statements	$(1,224)	$(621)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(4,423)	(5,208)
Provision for losses and doubtful accounts	94	174
Adjustments to revenues	(98)	805
Other	(224)	—

Net loss per federal tax return (unaudited)	$(5,875)	$(4,850)

Other income (loss), net:

During the year ended December 31, 2007 and 2006, other income, net was comprised of gains on foreign currency transactions.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued):

Per unit data:

Net income and distributions per unit are based upon the weighted average number of Other Members units outstanding during the period.

Organization and Offering Expenses:

The Managing Member and its affiliates were reimbursed for certain expenses in connection with the organization of the Company and the offering of units. Total Organization and Offering Expenses (“Syndication Costs”) paid or reimbursed by the Company, including selling commissions payable directly by the Company, did not exceed 15% of offering proceeds up to $25 million (the “Cap”) and 14% of the offering proceeds in excess of the “Cap”. Syndication Costs were recorded by the Company as a reduction of Other Members’ Capital.

Recent accounting pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective for the Company as of January 1, 2008. The Company does not presently anticipate the adoption of SFAS 159 to significantly impact its financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS No. 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company will adopt SFAS 157 except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Fund is in the process of determining the financial impact the partial adoption of SFAS 157 will have on its results of operations and financial position.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on deregulation, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

3.	Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2007, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

Transportation services	37%
Material handling	32%
Construction	19%

During 2007, two customers comprised 24% of the Company’s revenues from leases. During 2006, three customers comprised 46% of the Company’s revenues from leases.

4.	Notes receivable net:

The Company has various notes receivable from parties who have financed their purchase of equipment through the Company. The terms of the notes receivable generally are up to 120 months and bear interest at rates ranging from 8.5% to 17.5%. The notes are secured by the equipment financed. There were no impaired notes at December 31, 2007. As of December 31, 2007, the minimum future payments receivable are as follows (in thousands):

Year ending December 31, 2008	$3,482
2009	2,389
2010	1,187
2011	422
2012	393
Thereafter	869

8,742
Less: portion representing unearned interest income	(1,432)

7,310
Unamortized indirect costs	26

Notes receivable, net	$7,336

For the years ended December 31, 2007 and 2006, IDC amortization expense related to notes receivable was $28 thousand and $30 thousand. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in Note 6) of $160 thousand and $110 thousand, respectively, total IDC amortization expense was $188 thousand and $140 thousand for the years ended December 31, 2007 and 2006, respectively.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

5.	Allowance for credit losses:

The Company did not have an allowance for credit losses prior to 2006. The table below shows the Company’s allowance for credit losses as of December 31, 2007 and 2006 (in thousands):

	Reserve for Losses and Impairments	Allowance for Doubtful Accounts	Total
Balance December 31, 2005	$—	$—	$—
Provision for credit losses	143	31	174

Balance December 31, 2006	143	31	174
Provision for credit losses	—	94	94
Charge-offs	(143)	—	(143)

Balance December 31, 2007	$—	$125	$125

6.	Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2006	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2007
Net investment in operating leases	$36,625	$20,409	$(8,510)	$48,524
Net investment in direct financing leases	55	—	(6)	49
Initial direct costs, net of accumulated amortization of $279 at December 31, 2007 and $113 at December 31, 2006	511	182	(160)	533

Total	$37,191	$20,591	$(8,676)	$49,106

Additions to net investment in operating leases are stated at cost and include amounts accrued at December 31, 2007 and 2006 related to asset purchase obligations.

For the years ended December 31, 2007 and 2006, IDC amortization expense related to operating and direct finance leases was $160 thousand and $110 thousand, respectively.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No impairment losses were recorded in 2007 or 2006.

Depreciation expense on property subject to operating leases and property held for lease or sale was $8.5 million and $5.0 million for the years ended December 31, 2007 and 2006, respectively.

All of the leased property was acquired during the years 2005 through 2007.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

6.	Investment in equipment and leases, net (continued):

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2006	Additions	Reclassifications or Dispositions	Balance December 31, 2007
Transportation	$20,302	$1,059	$1,484	$22,845
Material handling	14,749	6,665	(1,513)	19,901
Construction	3,562	8,879	(560)	11,881
Logging and lumber	2,001	—	—	2,001
Manufacturing	1,098	1,126	(725)	1,499
Marine vessels	—	1,415	—	1,415
Aviation	—	1,658	—	1,658
Office furniture	146	—	—	146
Research	—	—	725	725

	41,858	20,802	(589)	62,071
Less accumulated depreciation	(5,233)	(8,510)	196	(13,547)

Total	$36,625	$12,292	$(393)	$48,524

Direct financing leases:

As of December 31, 2007, investment in direct financing leases consists of material handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2007 (in thousands):

Total minimum lease payments receivable	$47
Estimated residual values of leased equipment (unguaranteed)	10

Investment in direct financing leases	57
Less unearned income	(8)

Net investment in direct financing leases	$49

At December 31, 2007, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2008	$11,774	$10	$11,784
2009	9,890	10	9,900
2010	8,790	9	8,799
2011	5,825	9	5,834
2012	2,789	9	2,798
Thereafter	3,681	—	3,681

	$42,749	$47	$42,796

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

6.	Investment in equipment and leases, net (continued):

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30 - 35
Marine vessels	20 - 30
Aviation	20 - 30
Manufacturing	10 - 20
Logging and lumber	7 - 10
Material handling	7 - 10
Transportation	7 - 10
Office furniture	7 - 10
Construction	7 - 10
Research	7 - 10

7.	Related party transactions:

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

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred. The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. The cumulative limit increases annually. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2007, costs reimbursable to AFS in future years totaled approximately $148 thousand.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2007 and 2006:

	2007	2006
Selling commissions, Equal to 9% of the selling price of the Limited Liability Company Units, deducted from Other Members capital	$—	$1,183
Reimbursement of other syndication costs to AFS and affiliates, deducted from Other Members capital	—	813
Administrative costs reimbursed to Managing Member	523	449
Asset management fees to Managing Member	629	368
Acquisition and initial direct costs paid to Managing Member	1,059	1,199

	$2,211	$4,012

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

8.	Non-recourse Debt:

At December 31, 2007, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual payments. Interest on the notes is at fixed rates ranging from 5.74% to 6.65%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2007, the carrying value of the pledged assets is approximately $26.1 million. The notes mature from 2008 through 2015.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2008	$5,533	$1,116	$6,649
2009	4,473	796	5,269
2010	4,250	531	4,781
2011	3,136	294	3,430
2012	1,015	156	1,171
Thereafter	2,172	189	2,361

	$20,579	$3,082	$23,661

9.	Borrowing facilities:

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

As of December 31, 2007, borrowings under the facility were as follows (in thousands):

Total available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	(4,000)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(4,625)

Total remaining available under the acquisition and warehouse facilities	$66,375

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of December 31, 2007.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at December 31, 2007 ranged from 6.11% to 6.35%. During the year ended December 31, 2007, the weighted average interest rate on borrowings was 7.00%.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

9.	Borrowing facilities (continued):

basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of December 31, 2007, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC, the Company and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of December 31, 2007.

10.	Commitments:

At December 31, 2007, there were commitments to purchase lease asset totaling approximately $6.7 million. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. Of the $6.7 million, $2.9 million was cancelled subsequent to year-end.

11.	Guarantees:

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

12.	Members’ capital:

As of December 31, 2007, 5,230,507 Units were issued and outstanding. The Company was initially authorized to issue up to 15,000,000 Units. The Company terminated sales of Units effective April 30, 2006.

During the years ended December 31, 2007 and 2006, the Company rescinded or repurchased Units totaling 2,100 and 32,000, respectively. Rescissions or repurchases of Units is solely at the discretion of the Managing Member.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2007	2006
Distributions declared	$4,838	$4,483
Weighted average number of Units outstanding	5,231,645	5,002,130

Weighted average distributions per Unit	$0.93	$0.90

13.	Fair value of financial instruments:

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments.” Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of Statement No. 107 and should be read in conjunction with the Company’s financial statements and related notes.

The Company has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For all of these reasons, the aggregation of the fair values presented herein does not represent, and should not be construed to represent, their underlying value.

Cash and cash equivalents, and other accounts:

The recorded amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accruals at December 31, 2007 approximate fair value because of the liquidity and short-term maturity of these instruments.

Notes receivable:

The Company’s notes receivable are stated at the amount at which the asset could be collected in a current transaction, exclusive of transaction costs such as prepayment penalties.

Investment securities

The Company’s investment securities are not registered for public sale and are stated at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

13.	Fair value of financial instruments:

Non-recourse debt:

The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based upon the Company’s estimated current incremental borrowing rates for similar types of borrowing arrangements. The estimated fair value of the Company’s non-recourse debt at December 31, 2007 is $21.2 million.

Borrowings:

Borrowings include the outstanding amounts on the Company’s acquisition facility. The carrying amount of these variable rate obligations approximate fair value based on current borrowing rates for similar types of borrowings.

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of December 31, 2007 and 2006. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table sets forth the estimated fair values of the Company’s financial instruments as of December 31, 2007 and 2006 (in thousands):

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,662	$1,662	$4,902	$4,902
Notes receivable	7,336	7,336	8,408	8,408
Investment in securities, at cost	497	497	155	155
Financial liabilities:
Non-recourse debt	20,597	21,201	—	—
Borrowings	4,000	4,000	9,500	9,500

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial and Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial and Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. The internal control process of the Managing Member, as is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

(1)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States, and that the Company’s receipts and expenditures are being made only in accordance with authorization of the Management of the Managing Member; and

(2)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as is applicable to the Company, as of December 31, 2007. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as is applicable to the Company, was effective as of December 31, 2007.

The Company is a “non-accelerated filer” for the 2007 fiscal year. Accordingly, the Company’s independent registered public accounting firm is not currently required to issue an audit report on the Company’s assessment of its internal control over financial reporting.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as is applicable to the Company, during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

PART III

Item 9.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

ATEL Financial Services, LLC (“AFS”) is the Company’s Managing Member or Manager. AFS is controlled by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control ATEL and affiliated companies, through its subsidiaries, ATEL Leasing Corporation (“ALC”), AFS’s managing member, and ATEL Business Credit, Inc. (“ABC”), the other member of AFS. ALC and ABC are AFS’s only members. The outstanding voting capital stock of ATEL Capital Group is owned 100% by Dean L. Cash.

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

The officers and directors of ATEL Capital Group and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (Managing Member)

Dean L. Cash, age 57, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

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

Vasco H. Morais, age 49, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2007.

Code of Ethics

ACG on behalf of AFS and ALC has adopted a code of ethics for its Chief Executive Officer and Chief Financial Officer and Chief Operating Officer. The Code of Ethics is included as Exhibit 14.1 to this report.

Item 10.	EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid in 2007 is set forth in Item 7 of this report under the caption “Financial Statements and Supplementary Data - Notes to the Financial Statements - Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ATEL Securities Corporation, an affiliate of ATEL.

Through December 31, 2007, $4.7 million of such commissions had been paid to AFS or its affiliate. Of that amount, $3.9 million has been re-allowed to other broker/dealers.

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

A Carried Interest equal to 7.5% of all Distributions of Cash from Operations and Cash from Sales or Refinancing. See Note 7 to the financial statements as set forth in Part II, Item 7, Financial Statements and Supplementary Data, for amounts paid.

Managing Member’s Interest in Operating Proceeds

AFS receives an allocation of all 7.5% of all Company net income, net loss and investment tax credits corresponding to its Carried Interest in Distributions and the remaining 92.5% is allocated among the Members. See financial statements as set forth in Part II, Item 7, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2007 and 2006.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2007, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Capital Group 600 California Street, 6th Floor San Francisco, CA 94108	Initial Limited Liability Company Units 50 Units ($500)	0.0004%

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

Item 13.	EXHIBITS

(a)	Exhibits

Exhibit Number	Description	Reference to Prior Filing or Exhibit Number Attached Hereto

3	Articles of Incorporation Bylaws	3a

4	Instruments defining the rights of security holders, including indentures	3a

14	Code of Ethics	14.1

31	Certification of Dean L. Cash pursuant to Rules 13a-14(a) and 15d-14(a)	31.1

31	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a) and 15d-14(a)	31.2

32	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350	32.1

32	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350	32.2

3a	Amended and Restated Limited Liability Company Operating Agreement, included as exhibit B to the Prospectus effective April 11, 2005 as filed on May 05, 2005 (File Number 333-120276) is hereby incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the last two years, the Company incurred audit and other fees with its principal auditors as follows (in thousands):

	2007	2006
Audit fees	$116	$114
Other fees	1	—

	$117	$114

Audit Fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

Other fees represent costs incurred in connection with various Agreed-Upon Procedures engagements.

ATEL Leasing Corporation is the managing member of ATEL Financial Services, LLC. ATEL Financial Services, LLC is the Managing Member of the registrant. The board of directors of ATEL Leasing Corporation acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ATEL Leasing Corporation acting on behalf of the board of directors of ATEL Leasing Corporation in its role as the audit committee of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2008

ATEL Capital Equipment Fund XI, LLC (Registrant)

By:	ATEL Financial Services, LLC Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash,
President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi,
Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 26, 2008

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 26, 2008

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-KSB, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.