Form 10-Q
period 2008-03-31
ATEL Capital Equipment Fund XI, LLC
filed 2008-05-15
CIK 1297667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2008

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

600 California Street, 6th Floor, San Francisco, California 94108-2733

(Address of principal executive offices)

Registrant’s telephone number, including area code (415) 989-8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐             Accelerated filer  ☐             Non-accelerated filer  ☐             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The number of Limited Liability Company Units outstanding as of April 30, 2008 was 5,230,507.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

(in thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,812	$1,662
Accounts receivable, net of allowance for doubtful accounts of $74 as of March 31, 2008 and $125 as of December 31, 2007	348	418
Notes receivable, net of unearned interest income of $1,311 as of March 31, 2008 and $1,432 as of December 31, 2007	6,512	7,336
Investment in securities	497	497
Investments in equipment and leases, net of accumulated depreciation of $16,044 as of March 31, 2008 and $13,547 as of December 31, 2007	47,113	49,106
Due from Affiliate	—	146
Other assets	17	32

Total assets	$57,299	$59,197

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$153	$381
Accrued distributions to Other Members	554	554
Other	509	668
Non-recourse debt	19,180	20,579
Acquisition facility obligation	5,500	4,000
Unearned operating lease income	1,216	1,388

Total liabilities	27,112	27,570

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	30,187	31,627

Total Members’ capital	30,187	31,627

Total liabilities and Members’ capital	$57,299	$59,197

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED

MARCH 31, 2008 AND 2007

(in thousands, except per unit data)

(Unaudited)

	Three months ended March 31,
	2008	2007
Revenues:
Operating lease income	$2,993	$2,145
Direct financing leases	1	—
Notes receivable interest income	197	203
Gain of sale of assets and early termination of notes	36	112
Gain on sale of securities	41	9
Interest income	8	19
Other	11	14

Total revenues	3,287	2,502
Expenses:
Depreciation of operating lease assets	2,497	1,799
Asset management fees to Managing Member	189	136
Acquisition expense	48	265
Cost reimbursements to Managing Member	250	174
Recovery of provision for doubtful accounts	(51)	(12)
Amortization of initial direct costs	54	47
Interest expense	375	181
Professional fees	86	211
Outside services	7	28
Other	29	39

Total operating expenses	3,484	2,868
Other income, net	65	35

Net loss	$(132)	$(331)

Net income (loss):
Managing Member	$98	$131
Other Members	(230)	(462)

	$(132)	$(331)

Net loss per Limited Liability Company Unit (Other Members)	$(0.04)	$(0.09)
Weighted average number of Units outstanding	5,230,507	5,232,607

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND FOR THE

THREE MONTHS ENDED

MARCH 31, 2008

(in thousands, except per unit data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2006	5,232,607	$38,135	$—	$38,135
Repurchases of Limited Liability Company Units	(600)	(5)	—	(5)
Rescissions of capital contributions	(1,500)	(15)	—	(15)
Distributions to Other Members ($0.93 per Unit)	—	(4,838)	—	(4,838)
Distributions to Managing Member	—	—	(426)	(426)
Net (loss) income	—	(1,650)	426	(1,224)

Balance December 31, 2007	5,230,507	31,627	—	31,627
Distributions to Other Members ($0.23 per Unit)	—	(1,210)	—	(1,210)
Distributions to Managing Member	—	—	(98)	(98)
Net (loss) income	—	(230)	98	(132)

Balance March 31, 2008	5,230,507	$30,187	$—	$30,187

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED

MARCH 31, 2008 AND 2007

(in thousands)

(Unaudited)

	Three months ended March 31,
	2008	2007
Operating activities:
Net loss	$(132)	$(331)
Adjustment to reconcile net loss to cash provided by (used in) operating activities:
Gain on sales of assets and early termination of notes	(36)	(112)
Depreciation of operating lease assets	2,497	1,799
Amortization of initial direct costs	54	47
Amortization of unearned income on direct finance leases	(1)	—
Amortization of unearned income on notes receivable	(197)	(203)
Recovery of provision for doubtful accounts	(51)	(12)
Gain on sale of securities	(41)	(9)
Changes in operating assets and liabilities:
Accounts receivable	121	159
Prepaid and other assets	15	(9)
Accounts payable, Managing Member	(228)	45
Accounts payable, other	(159)	(1,427)
Accrued liabilities, affiliates	146	—
Unearned operating lease income	(172)	(107)

Net cash provided by (used in) operating activities	1,816	(160)

Investing activities:
Purchases of equipment on operating leases	(543)	(5,313)
Proceeds from early termination of notes receivable	1,017	1,191
Payments of initial direct costs	(9)	(27)
Payments received on direct finance leases	2	19
Note receivable advances	(757)	(859)
Proceeds from sale of securities	41	9
Payments on notes receivable	790	877

Net cash provided by (used in) investing activities	541	(4,103)

Financing activities:
Borrowings under non-recourse debt	—	5,745
Repayments under non-recourse debt	(1,399)	(94)
Borrowings under acquisition facility	3,000	5,500
Repayments under acquisition facility	(1,500)	(9,000)
Distributions to Other Members	(1,210)	(1,210)
Distributions to Managing Member	(98)	(131)

Net cash (used in) provided by financing activities	(1,207)	810

Net increase (decrease) in cash and cash equivalents	1,150	(3,453)
Cash and cash equivalents at beginning of period	1,662	4,902

Cash and cash equivalents at end of period	$2,812	$1,449

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$387	$150

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$554	$554

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Net contributions of $52.3 million were received through March 31, 2008, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases of $532 thousand. As of March 31, 2008, 5,230,507 Units were issued and outstanding.

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

The Company’s unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowance for doubtful accounts and reserve for credit losses on notes receivable.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments with original maturities of ninety days or less.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places its cash deposits and temporary cash investments with creditworthy, high quality financial institutions and believes that a concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts receivable represent amounts due from lessees and borrowers in various industries, related to equipment on operating and direct financing leases, and notes receivable.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2008 and 2007 and long-lived assets as of March 31, 2008 and December 31, 2007 (in thousands):

	For the three months ended March 31,
	2008	% of Total	2007	% of Total
Revenue
United States	$3,041	93%	$2,257	90%

United Kingdom	246	7%	245	10%

Total International	246	7%	245	10%

Total	$3,287	100%	$2,502	100%

	As of March 31,		As of December 31,
	2008	% of Total	2007	% of Total
Long-lived assets
United States	$44,019	93%	$45,786	93%

United Kingdom	3,094	7%	3,320	7%

Total International	3,094	7%	3,320	7%

Total	$47,113	100%	$49,106	100%

Investment in securities

Purchased securities

Purchased securities are not registered for public sale and are carried at cost. Securities are adjusted to fair value if the carrying value is less than fair value and such impairment is deemed by the Managing Member to be other than temporary. The Company utilizes quoted market prices to value its investments in publicly traded borrowers, and uses the borrowers’ subsequent private placements, on a per share basis, to estimate the fair value of its investments in non-publicly traded borrowers. Such determination of fair value may be adjusted pursuant to other factors which include, but are not limited to, available financial information, the terms and condition of subsequent placements, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. See note 11 for further discussion.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. The fair values of the warrants are determined based either upon the Black-Scholes pricing model for warrants with borrowers who are in S-1 registration with industry recognized investment bankers, or the price per share of subsequent private placements. Such determination of fair value may be adjusted pursuant to other factors which include, but are not limited to, available financial information, the terms and condition of subsequent placements, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At March 31, 2008 and December 31, 2007, the Managing Member estimated the fair value of the warrants to be nominal in amount. See note 11 for further discussion.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company recognized net foreign currency gains of $65 thousand and $35 thousand for the three months ended March 31, 2008 and 2007, respectively. Such net foreign currency gains are reflected as other income, net.

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

Other income, net:

During the three months ended March 31, 2008 and 2007, other income, net was comprised of gains on foreign currency transactions.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting this pronouncement.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. The Company adopted the provisions of SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it applied to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

3. Notes receivable:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable generally are up to 120 months and bear interest at rates ranging from 8.5% to 17.4%. The notes are secured by the equipment financed. There were no impaired notes at March 31, 2008. The minimum future payments receivable as of March 31, 2008 are as follows (in thousands):

Nine months ending December 31, 2008	$2,274
Year ending December 31, 2009	2,191
2010	1,632
2011	443
2012	393
2013	295
Thereafter	575

7,803
Less: portion representing unearned interest income	(1,311)

6,492
Unamortized indirect costs	20

Notes receivable, net	$6,512

For the three months ended March 31, 2008 and 2007, IDC amortization expense related to notes receivable was $8 thousand and $10 thousand. Together with IDC amortization expense related to operating leases and direct finance leases (discussed in footnote 4) of $46 thousand and $37 thousand, respectively, total IDC amortization expense was $54 thousand and $47 thousand for the three months ended March 31, 2008 and 2007, respectively.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment leases:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2008
Net investment in operating leases	$48,524	$543	$(2,497)	$46,570
Net investment in direct financing leases	49	—	(1)	48
Initial direct costs, net of accumulated amortization of $319 at March 31, 2008 and $279 at December 31, 2007	533	8	(46)	495

Total	$49,106	$551	$(2,544)	$47,113

Additions to net investment in operating leases are stated at cost and include amounts accrued at March 31, 2008 and December 31, 2007 related to asset purchase obligations.

For the three months ended March 31, 2008 and 2007, IDC amortization expense related to operating leases and direct finance leases was $46 thousand and $37 thousand, respectively.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No impairment losses were recorded for the three months ended March 31, 2008 and 2007. Depreciation expense on property subject to operating leases and property held for lease or sale was $2.5 million and $1.8 million for the three months ended March 31, 2008 and 2007, respectively.

All of the leased property was acquired during the years 2005 through 2008.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance March 31, 2008
Transportation	$22,845	$—	$—	$22,845
Materials handling	19,901	543	—	20,444
Construction	11,881	—	—	11,881
Logging and lumber	2,001	—	—	2,001
Aviation	1,658	—	—	1,658
Manufacturing	1,499	—	—	1,499
Marine	1,415	—	—	1,415
Research	725	—	—	725
Office furniture	146	—	—	146

	62,071	543	—	62,614
Less accumulated depreciation	(13,547)	(2,497)	—	(16,044)

Total	$48,524	$(1,954)	$—	$46,570

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment leases (continued):

Direct financing leases:

As of March 31, 2008, investment in direct financing leases consists of material handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Total minimum lease payments receivable	$44	$47
Estimated residual values of leased equipment (unguaranteed)	10	10

Investment in direct financing leases	54	57
Less unearned income	(6)	(8)

Net investment in direct financing leases	$48	$49

At March 31, 2008, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2008	$8,487	$7	$8,494
Year ending December 31, 2009	10,047	10	10,057
2010	8,947	9	8,956
2011	5,977	9	5,986
2012	2,920	9	2,929
2013	1,848	—	1,848
Thereafter	1,839	—	1,839

	$40,065	$44	$40,109

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30 - 35
Mining	30 - 40
Marine vessels	20 - 30
Manufacturing	10 - 20
Material handling	7 - 10
Transportation	7 - 10
Natural gas compressors	7 - 10
Office furniture	7 - 10
Communications	3-5

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

During the three months ended March 31, 2008 and 2007, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Administrative costs reimbursed to Managing Member and/or affiliates	$250	$174
Asset management fees to Managing Member and/or affiliates	189	136
Acquisition and initial direct costs paid to Managing Member	53	288

	$492	$598

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

6. Non-recourse Debt:

At March 31, 2008, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 5.74% to 6.65%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2008, the carrying value of the pledged assets is approximately $24.7 million. The notes mature from 2008 through 2015.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2008	$4,151	$794	$4,945
Year ending December 31, 2009	4,471	795	5,266
2010	4,248	530	4,778
2011	3,134	293	3,427
2012	1,013	155	1,168
2013	735	108	843
Thereafter	1,428	80	1,508

	$19,180	$2,755	$21,935

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

As of March 31, 2008 and December 31, 2007, borrowings under the facility were as follows (in thousands):

	March 31, 2008	December 31, 2007
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(5,500)	(4,000)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	—	(4,625)

Total remaining available under the acquisition and warehouse facilities	$69,500	$66,375

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of March 31, 2008 and December 31, 2007.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings ranged from 3.85% to 5.25% at March 31,

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities (continued)

2008 and 6.11% to 6.35% at December 31, 2007. During the three months ended March 31, 2008 and 2007, the weighted average interest rate on borrowings was 4.91% and 6.75%, respectively.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of March 31, 2008, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC, the Company and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of March 31, 2008.

8. Commitments:

As of March 31, 2008, the Company had outstanding commitments to purchase or finance lease equipment of approximately $1.9 million which may be funded during 2008. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to March 31, 2008.

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

10. Members’ capital:

As of March 31, 2008, 5,230,507 Units were issued and outstanding. The Fund was authorized to issue up to 15,000,000 Units. The Company terminated sales of Units effective April 30, 2006.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2008	2007
Distributions declared	$1,210	$1,210
Weighted average number of Units outstanding	5,230,507	5,232,607

Weighted average distributions per Unit	$0.23	$0.23

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

11. Fair value of financial instruments:

On January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. The Company deferred the application of SFAS 157 for nonfinancial assets and nonfinancial liabilities as provided for by FSP No. 157-2, “Effective Date of FASB Statement No. 157”. Issued in February 2008, FSP No. 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for nonfinancial assets and nonfinancial liabilities, except items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).

SFAS 157 defines the term “fair value” as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.

SFAS 157 established a fair value hierarchy that prioritizes the inputs used to measure fair value into three broad levels, considering the relative reliability of the inputs. The fair value hierarchy assigns the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of an input to the valuation that is significant to the fair value measurement.

The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability.

Estimation of Fair Value

Fair value is based on quoted prices in an active market when available. In certain cases where a quoted price for an asset or liability is not available, the Company estimates the fair value based on various factors which include original cost, the type and risk characteristics of the asset or liability, expected cash flow and market volatilities. Such estimates of fair value cannot be determined with precision and may not be realized in an actual sale or transfer of the asset or liability in a current market exchange.

The following is a description of the valuation methodologies used for certain assets and the general classification of these instruments pursuant to the fair value hierarchy.

Purchased securities

The Company utilizes quoted market prices to value its investments in publicly traded borrowers, and uses the borrowers’ subsequent private placements, on a per share basis, to estimate the fair value of its investments in non-publicly traded borrowers. Such determination of fair value may be adjusted pursuant to other factors which include, but are not limited to, available financial information, the terms and conditions of subsequent placements, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

11. Fair value of financial instruments (continued):

Investments in shares of borrowers who have subsequently completed a public offering and are actively traded are classified as Level 1 instruments. Securities where fair value is based on subsequent private placements may involve unobservable inputs that reflect management’s own assumptions and are classified as Level 3 instruments. At March 31, 2008, the carrying value of purchased securities approximates fair value.

Warrants

Warrants owned by the Company are not registered for public sale. The fair values of the warrants are determined based either upon the Black-Scholes pricing model for warrants with borrowers who are in S-1 registration with industry recognized investment bankers, or the price per share of subsequent private placements. Such determination of fair value may be adjusted pursuant to other factors which include, but are not limited to, available financial information, the terms and conditions of subsequent placements, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

Warrants on shares of borrowers who are in S-1 registration are generally classified as Level 2 instruments. Warrants where fair value is based on subsequent private placements may involve unobservable inputs that reflect management’s own assumptions and are classified as Level 3 instruments. At March 31, 2008 and December 31, 2007, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the market for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

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

Borrowings under the facility as of March 31, 2008 were as follows (in thousands):

Total available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	(5,500)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	—

Total remaining available under the acquisition and warehouse facilities	$69,500

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of March 31, 2008.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at March 31, 2008 ranged from 3.85% to 5.25%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of March 31, 2008, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC, the Company and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of March 31, 2008.

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

The Company also has access to certain sources of non-recourse debt financing, which the Company will use on a transaction basis as a means of mitigating credit risk. During the first three months of 2008, the Company utilized such sources of non-recourse debt financing and at March 31, 2008, had $19.2 million of non-recourse debt outstanding consisting of notes payable to financial institutions. For detailed information on the Company’s debt obligations, see Notes 6 and 7 to the financial statements as set forth in Part I, Item 1, Financial Statements.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. Additional distributions have been consistently made through March 2008.

As of March 31, 2008, the Company had outstanding commitments to purchase or finance lease equipment of approximately $1.9 million. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to March 31, 2008.

Cash Flows

The three months ended March 31, 2008 versus the three months ended March 31, 2007

Operating Activities

The Company’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Cash provided by operating activities increased by $2.0 million for the first quarter of 2008 as compared to the first quarter of 2007. The net increase in cash flow was primarily attributable to reduced payments made against accounts payable and accrued liabilities, combined with improved operating results as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense.

The net reduction in payments made against accounts payable and accrued liabilities improved cash flow by $1.1 million. Total payments during the first quarter of 2007 were significantly higher primarily due to the payment of approximately $1.5 million of 2006 accruals related to asset purchases. Likewise, the increase in operating results as adjusted for non-cash items benefited cash flow by $914 thousand and was mainly due to a 40% increase in operating lease revenue.

Investing Activities

Cash used in investing activities decreased by $4.6 million for the first quarter of 2008 as compared to the first quarter of 2007. The net decrease in cash used (net increase in cash flow) was mainly due to a $4.8 million reduction in purchases of lease assets, resulting from the continued decline in acquisition phase activity.

Financing Activities

Net cash provided by financing activities decreased by $2.0 million for the first quarter of 2008 as compared to the first quarter of 2007. The decrease was due to a $2.1 million reduction in net proceeds from borrowings during the comparative periods.

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

The three months ended March 31, 2008 versus the three months ended March 31, 2007

The Company had net losses of $132 thousand and $331 thousand for the three months ended March 31, 2008 and 2007, respectively. Results for the first quarter of 2008 reflect increases in both total revenues and operating expenses when compared with results for the first quarter of 2007.

Revenues

Total revenues for the first quarter of 2008 increased by $785 thousand, or 31%, as compared to the first quarter of 2007. The net growth in total revenues was primarily due to a $848 thousand increase in operating lease revenue offset, in part, by a $76 thousand decrease in net gains on sales of assets.

The period over period increase in operating lease revenue was mainly due to revenues derived from the $16.0 million of lease assets purchased since March 31, 2007. The decrease in net gains on sales of lease assets was mainly due to weak market demand for the types of assets sold during the first quarter of 2008, as compared to the first quarter of 2007.

Expenses

Total expenses for the first quarter of 2008 increased by $616 thousand, or 21%, as compared to the first quarter of 2007. The net increase in total expenses was primarily due to increases in depreciation, interest expense and costs reimbursed to AFS offset, in part, by decreases in acquisition expense and professional fees.

Depreciation expense for the first quarter of 2008 increased by $698 thousand, or 39%, as compared to the first quarter of 2007. The increase was primarily due to the growth in depreciable assets since March 31, 2007. The period over period increase in interest expense totaled $194 thousand, and was primarily due to the $13 million incremental increase in the Company’s outstanding borrowings since March 31, 2007. Additionally, costs reimbursed to AFS increased by $76 thousand as a result of a refinement of cost allocation methodologies employed by the Managing Member, intended to ensure that Fund management costs are allocated appropriately. This process is continuous and is evaluated, analyzed and modified as necessary.

The aforementioned increases in expenses were partially offset by decreases of $217 thousand and $125 thousand in acquisition expense and professional fees, respectively. Acquisition expense decreased due to the period over period decline in acquisition activity; while professional fees decreased primarily due to the elimination of costs associated with the audit and restatement of the Company’s prior year financial statements, which were largely completed during the second quarter of 2007.

Item 4.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, the Chief Executive Officer and Executive Vice President and Chief Financial Officer and Chief Operating Officer concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as is applicable to the Company, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as is applicable to the Company, during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as is applicable to the Company.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Company. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Company’s financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 228.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: April 11, 2005; File Number: 333-120276

(2)	Offering commenced: April 11, 2005

(3)	The offering did not terminate before any securities were sold.

(4)	The offering was terminated on April 30, 2006.

(5)	The managing underwriter is ATEL Securities Corporation.

(6)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”

(7)	Aggregate amount and offering price of securities registered and sold as of March 31, 2008 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	5,231,107	$52,311

(8)	Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

Direct or indirect
payments to directors,
officers, Managing
Member of the issuer or
its associates, to persons
owning ten percent or
more of any class of
equity securities of the
issuer; and to affiliates
	of the issuer	Direct or indirect payments to others	Total
Underwriting discounts and commissions	$790	$3,949	$4,739
Other expenses	1,405	1,267	2,672

Total expenses	$2,195	$5,216	$7,411

(9) Net offering proceeds to the issuer after the total expenses in item 8 (in thousands):			$44,900

(10)	The amount of net offering proceeds to the issuer used for each of the purposes listed below (in thousands):

Direct or indirect
payments to directors,
officers, Managing
Member of the issuer or
its associates, to persons
owning ten percent or
more of any class of
equity securities of the
issuer; and to affiliates
	of the issuer	Direct or indirect payments to others	Total
Purchase and installation of machinery and equipment	$610	$33,476	$34,086
Investments in notes receivable	68	10,746	10,814

	$678	$44,222	$44,900

(11)	The use of the proceeds in Item 10 does not represent a material change in the uses of proceeds described in the prospectus.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission Of Matters To A Vote Of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Documents filed as a part of this report:

1.	Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

2.	Other Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Dean L. Cash

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Paritosh K. Choksi

32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash

32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2008

ATEL CAPITAL EQUIPMENT FUND XI, LLC

(Registrant)

By:	ATEL Financial Services, LLC
Managing Member of Registrant

By:	/s/ Dean L. Cash
Dean L. Cash
President and Chief Executive Officer of ATEL
Financial Services, LLC (Managing Member)

By:	/s/ Paritosh K. Choksi
Paritosh K. Choksi
Executive Vice President and Chief Financial Officer
and Chief Operating Officer of ATEL Financial
Services, LLC (Managing Member)

By:	/s/ Samuel Schussler
Samuel Schussler
Vice President and Chief Accounting Officer of ATEL
Financial Services, LLC (Managing Member)