Form 10-Q
period 2008-06-30
ATEL Capital Equipment Fund XI, LLC
filed 2008-08-14
CIK 1297667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Limited Liability Company Units outstanding as of July 31, 2008 was 5,230,507.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

(In Thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,078	$1,662
Accounts receivable, net of allowance for doubtful accounts of $37 as of June 30, 2008 and $125 as of December 31, 2007	229	418
Notes receivable, net of unearned interest income of $1,139 as of June 30, 2008 and $1,432 as of December 31, 2007	5,690	7,336
Investment in securities	452	497
Investments in equipment and leases, net of accumulated depreciation of $18,545 as of June 30, 2008 and $13,547 as of December 31, 2007	44,565	49,106
Due from affiliate	43	146
Other assets	10	32

Total assets	$52,067	$59,197

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$101	$381
Accrued distributions to Other Members	554	554
Other	333	668
Non-recourse debt	20,415	20,579
Acquisition facility obligation	1,000	4,000
Unearned operating lease income	824	1,388

Total liabilities	23,227	27,570

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	28,840	31,627

Total Members’ capital	28,840	31,627

Total liabilities and Members’ capital	$52,067	$59,197

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2008 AND 2007

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
Operating lease income	$2,993	$2,294	$5,986	$4,439
Direct financing leases	—	2	1	2
Notes receivable interest income	165	194	362	397
Gain of sale of assets and early termination of notes	18	101	54	213
Gain on sale of securities	13	—	54	9
Interest income	9	23	17	42
Other	9	7	20	21

Total revenues	3,207	2,621	6,494	5,123
Expenses:
Depreciation of operating lease assets	2,500	1,932	4,997	3,731
Asset management fees to Managing Member	154	167	343	303
Acquisition expense	(13)	161	35	426
Cost reimbursements to Managing Member	83	191	333	365
Provision (reversal of provision) for doubtful accounts	15	10	(36)	(2)
Amortization of initial direct costs	51	43	105	90
Interest expense	336	194	711	375
Professional fees	64	90	150	301
Outside services	9	23	16	51
Other	36	24	65	63

Total operating expenses	3,235	2,835	6,719	5,703
Other (expense) income, net	(12)	—	53	35

Net loss	$(40)	$(214)	$(172)	$(545)

Net income (loss):
Managing Member	$98	$99	$196	$230
Other Members	(138)	(313)	(368)	(775)

	$(40)	$(214)	$(172)	$(545)

Net loss per Limited Liability Company Unit (Other Members)	$(0.03)	$(0.06)	$(0.07)	$(0.15)
Weighted average number of Units outstanding	5,230,507	5,232,607	5,230,507	5,232,607

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND FOR THE SIX MONTHS

ENDED JUNE 30, 2008

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2006	5,232,607	$38,135	$—	$38,135
Repurchases of Limited Liability Company Units	(600)	(5)	—	(5)
Rescissions of capital contributions	(1,500)	(15)	—	(15)
Distributions to Other Members ($0.93 per Unit)	—	(4,838)	—	(4,838)
Distributions to Managing Member	—	—	(426)	(426)
Net (loss) income	—	(1,650)	426	(1,224)

Balance December 31, 2007	5,230,507	31,627	—	31,627
Distributions to Other Members ($0.46 per Unit)	—	(2,419)	—	(2,419)
Distributions to Managing Member	—	—	(196)	(196)
Net (loss) income	—	(368)	196	(172)

Balance June 30, 2008	5,230,507	$28,840	$—	$28,840

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2008 AND 2007

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Operating activities:
Net loss	$(40)	$(214)	$(172)	$(545)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(18)	(101)	(54)	(213)
Depreciation of operating lease assets	2,500	1,932	4,997	3,731
Amortization of initial direct costs	51	43	105	90
Amortization of unearned income on direct finance leases	—	(2)	(1)	(2)
Amortization of unearned income on notes receivable	(165)	(194)	(362)	(397)
Provision (reversal of provision) for doubtful accounts	15	10	(36)	(2)
Gain on sale of securities	(13)	—	(54)	(9)
Changes in operating assets and liabilities:
Accounts receivable	104	190	225	349
Prepaid and other assets	7	(13)	22	(22)
Accounts payable, Managing Member	(52)	5	(280)	50
Accounts payable, other	(176)	(1)	(335)	(1,428)
Due (from) to affiliates	(43)	80	103	80
Unearned operating lease income	(392)	(174)	(564)	(281)

Net cash provided by operating activities	1,778	1,561	3,594	1,401

Investing activities:
Purchases of equipment on operating leases	—	(1,818)	(543)	(7,131)
Purchase of securities	—	(63)	—	(63)
Proceeds from early termination of notes receivable	(224)	—	793	1,191
Proceeds from sales of lease assets	—	478	—	478
Payments of initial direct costs	(3)	(28)	(12)	(55)
Payments received on direct finance leases	2	(14)	4	5
Note receivable advances	382	(62)	(375)	(921)
Proceeds from sale of securities	58	—	99	9
Payments received on notes receivable	845	799	1,635	1,676

Net cash provided by (used in) investing activities	1,060	(708)	1,601	(4,811)

Financing activities:
Borrowings under non-recourse debt	2,738	6,569	2,738	12,314
Repayments under non-recourse debt	(1,503)	(482)	(2,902)	(576)
Borrowings under acquisition facility	—	1,500	3,000	7,000
Repayments under acquisition facility	(4,500)	(6,000)	(6,000)	(15,000)
Distributions to Other Members	(1,209)	(1,209)	(2,419)	(2,419)
Distributions to Managing Member	(98)	(99)	(196)	(230)

Net cash (used in) provided by financing activities	(4,572)	279	(5,779)	1,089

Net (decrease) increase in cash and cash equivalents	(1,734)	1,132	(584)	(2,321)
Cash and cash equivalents at beginning of period	2,812	1,449	1,662	4,902

Cash and cash equivalents at end of period	$1,078	$2,581	$1,078	$2,581

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$345	$192	$732	$342

Cash paid during the period for taxes	$35	$34	$35	$34

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$554	$554	$554	$554

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund XI, LLC (the “Company”) was formed under the laws of the State of California on June 25, 2004. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing, lending and sales activities. Also, from time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2025. Each Member’s personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and assets of the Company.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Net contributions of $52.3 million were received through June 30, 2008, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases of $532 thousand. As of June 30, 2008, 5,230,507 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that effect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91 (“SFAS No. 91”) “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual contract term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease or loan assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

The Company’s principal decision makers are the Managing Member’s Chief Executive Officer and its Chief Operating Officer. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the principal decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2008 and 2007 and long-lived assets as of June 30, 2008 and December 31, 2007 (in thousands):

	For the six months ended June 30,
	2008	% of Total	2007	% of Total
Revenue
United States	$5,966	92%	$4,632	90%

United Kingdom	528	8%	491	10%

Total International	528	8%	491	10%

Total	$6,494	100%	$5,123	100%

	As of June 30,		As of December 31,
	2008	% of Total	2007	% of Total
Long-lived assets
United States	$41,697	94%	$45,786	93%

United Kingdom	2,868	6%	3,320	7%

Total International	2,868	6%	3,320	7%

Total	$44,565	100%	$49,106	100%

Investment in securities

Purchased securities

Purchased securities are not registered for public sale and are carried at cost. Securities are adjusted to fair value if the carrying value is less than fair value and such impairment is deemed by the Managing Member to be other than temporary. The Company utilizes quoted market prices to value its investments in publicly traded borrowers, and uses the borrowers’ subsequent private placements, on a per share basis, to estimate the fair value of its investments in non-publicly traded borrowers. Such determination of fair value may be adjusted pursuant to other factors which include, but are not limited to, available financial information, the terms and condition of subsequent placements, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. Purchased securities in publicly traded borrowers are carried at fair value. See note 11 for further discussion.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. The fair values of the warrants are determined based either upon the Black-Scholes pricing model for warrants with borrowers who are in S-1 registration with industry recognized investment bankers, or the price per share of subsequent private placements. Such determination of fair value may be adjusted pursuant to other factors which include, but are not limited to, available financial information, the terms and condition of subsequent placements, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. At June 30, 2008 and December 31, 2007, the Managing Member estimated the fair value of the warrants to be nominal in amount. See note 11 for further discussion.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other expense” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company recognized a net foreign currency loss of $12 thousand for the three months ended June 30, 2008. No foreign currency gain or loss was recognized for the three months ended June 30, 2007. For the six months ended June 30, 2008 and 2007, the Company recognized net foreign currency gains of $53 thousand and $35 thousand, respectively. Such net foreign currency gains (losses) are reflected as other (expense) income, net.

Other income, net:

During the three and six months ended June 30, 2008 and 2007, other income, net was comprised of gains on foreign currency transactions.

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

3. Notes receivable:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable generally are up to 120 months and bear interest at rates ranging from 8.5% to 17.4%. The notes are secured by the equipment financed. The notes mature from 2008 through 2016. At June 30, 2008, the Company established a $52 thousand reserve for impairment losses related to two notes receivable. There were no impaired notes at December 31, 2007. The minimum future payments receivable as of June 30, 2008 are as follows (in thousands):

Six months ending December 31, 2008	$1,397
Year ending December 31, 2009	2,091
2010	1,646
2011	467
2012	393
2013	295
Thereafter	574

6,863
Less: portion representing unearned interest income	(1,139)

5,724
Unamortized indirect costs	18
Less: Reserve for impairment	(52)

Notes receivable, net	$5,690

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
IDC amortization - notes receivable	$5	$6	$13	$16
IDC amortization - lease assets	46	37	92	74

Total	$51	$43	$105	$90

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment leases:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2008
Net investment in operating leases	$48,524	$543	$(4,997)	$44,070
Net investment in direct financing leases	49	—	(3)	46
Initial direct costs, net of accumulated amortization of $365 at June 30, 2008 and $279 at December 31, 2007	533	8	(92)	449

Total	$49,106	$551	$(5,092)	$44,565

Additions to net investment in operating leases are stated at cost and include amounts accrued at June 30, 2008 and December 31, 2007 related to asset purchase obligations.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No impairment losses were recorded for the three and six months ended June 30, 2008 and 2007. Depreciation expense on property subject to operating leases and property held for lease or sale was $2.5 million and $1.9 million for the respective three months ended June 30, 2008 and 2007; and $5.0 million and $3.7 million for the respective six months ended June 30, 2008 and 2007.

All of the leased property was acquired during the years 2005 through 2008.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance June 30, 2008
Material handling	$19,901	543	328	$20,772
Construction	11,881	—	—	11,881
Transportation, rail	11,723	—	—	11,723
Transportation	11,122	—	—	11,122
Logging and lumber	2,001	—	—	2,001
Aviation	1,658	—	—	1,658
Manufacturing	1,499	—	(328)	1,171
Marine vessels	1,415	—	—	1,415
Research	725	—	—	725
Office furniture	146	—	—	146

	62,071	543	—	62,614
Less accumulated depreciation	(13,547)	(4,997)	—	(18,544)

Total	$48,524	$(4,454)	$—	$44,070

The average estimated residual value for assets on operating leases was 22% of the assets’ original cost at June 30, 2008 and December 31, 2007.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment leases (continued):

Direct financing leases:

As of June 30, 2008, investment in direct financing leases consists of material handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Total minimum lease payments receivable	$42	$47
Estimated residual values of leased equipment (unguaranteed)	10	10

Investment in direct financing leases	52	57
Less unearned income	(6)	(8)

Net investment in direct financing leases	$46	$49

At June 30, 2008, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2008	$5,690	$5	$5,695
Year ending December 31, 2009	10,047	10	10,057
2010	8,947	9	8,956
2011	5,977	9	5,986
2012	2,920	9	2,929
2013	1,848	—	1,848
Thereafter	1,839	—	1,839

	$37,268	$42	$37,310

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30 - 35
Aviation	20 - 30
Marine vessels	20 - 30
Manufacturing	10 - 20
Construction	7 - 10
Logging and lumber	7 - 10
Material handling	7 - 10
Office furniture	7 - 10
Research	7 - 10
Transportation, other	7 - 10

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

During the three and six months ended June 30, 2008 and 2007, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Administrative costs reimbursed to Managing Member and/or affilitates	$83	$191	$333	$365
Asset management fees to Managing Member and/or affiliates	154	167	343	303
Acquisition and initial direct costs paid to Managing Member	(11)	188	42	476

	$226	$546	$718	$1,144

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

6. Non-recourse Debt:

At June 30, 2008, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 5.74% to 6.65%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2008, the carrying value of the pledged assets is approximately $26.1 million. The notes mature from 2008 through 2015.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2008	$3,041	$572	$3,613
Year ending December 31, 2009	4,966	892	5,858
2010	4,766	604	5,370
2011	3,660	343	4,003
2012	1,460	183	1,643
2013	1,065	118	1,183
Thereafter	1,457	80	1,537

	$20,415	$2,792	$23,207

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

As of June 30, 2008 and December 31, 2007, borrowings under the facility were as follows (in thousands):

	June 30, 2008	December 31, 2007
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(1,000)	(4,000)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(2,510)	(4,625)

Total remaining available under the acquisition and warehouse facilities	$71,490	$66,375

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of June 30, 2008 and December 31, 2007.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings was 3.73% at June 30, 2008 and 6.11% to 6.35% at December 31, 2007. During the three months ended June 30, 2008 and 2007, the weighted average interest rate on borrowings was 4.24% and 6.47%, respectively. The weighted average interest rate on borrowings was 4.73% and 6.75% during the six months ended June 30, 2008 and 2007.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities (continued)

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of June 30, 2008, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC, the Company and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of June 30, 2008, the full amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

Under the terms of the acquisition facility agreement, ATEL 12, LLC may only participate once its tangible net worth, as therein defined, equals or exceeds $15 million.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of June 30, 2008.

8. Commitments:

At June 30, 2008, the Company had no commitments to purchase lease assets.

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

10. Members’ capital:

As of June 30, 2008, 5,230,507 Units were issued and outstanding. The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated sales of Units effective April 30, 2006.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Distributions declared	$1,209	$1,209	$2,419	$2,419
Weighted average number of Units outstanding	5,230,507	5,232,607	5,230,507	5,232,607

Weighted average distributions per Unit	$0.23	$0.23	$0.46	$0.46

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

Investments in shares of borrowers who have subsequently completed a public offering and are actively traded are classified as Level 1 instruments. Securities where fair value is based on subsequent private placements generally involve unobservable inputs that reflect management’s own assumptions and are classified as Level 3 instruments. At June 30, 2008, the carrying value of purchased securities approximates fair value.

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

Warrants on shares of borrowers who are in S-1 registration are generally classified as Level 2 instruments. Warrants where fair value is based on subsequent private placements generally involve unobservable inputs that reflect management’s own assumptions and are classified as Level 3 instruments. At June 30, 2008 and December 31, 2007, the Managing Member estimated the fair value of the warrants to be nominal in amount.

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

The primary source of liquidity for the Company is its cash flow from leasing activities. As the lease terms expire, the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS’s success in remarketing or selling the equipment as it comes off rental.

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

Borrowings under the facility as of June 30, 2008 were as follows (in thousands):

Total available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	(1,000)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(2,510)

Total remaining available under the acquisition and warehouse facilities	$71,490

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of June 30, 2008.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at June 30, 2008 was 3.73%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of June 30, 2008, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC, the Company and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of June 30, 2008, the full amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

Under the terms of the acquisition facility agreement, ATEL 12, LLC may only participate once its tangible net worth, as therein defined, equals or exceeds $15 million.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of June 30, 2008.

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

The Company also has access to certain sources of non-recourse debt financing, which the Company will use on a transaction basis as a means of mitigating credit risk. During the first six months of 2008, the Company utilized such sources of non-recourse debt financing and at June 30, 2008, had $20.4 million of non-recourse debt outstanding consisting of notes payable to financial institutions. For detailed information on the Company’s debt obligations, see Notes 6 and 7 to the financial statements as set forth in Part I, Item 1, Financial Statements.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. Additional distributions have been consistently made through June 30, 2008.

At June 30, 2008, the Company had no commitments to purchase lease assets.

Cash Flows

The three months ended June 30, 2008 versus the three months ended June 30, 2007

Operating Activities

The Company’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Cash provided by operating activities increased by $217 thousand for the second quarter of 2008 as compared to the second quarter of 2007. The net increase in cash flow was primarily attributable to improved operating results as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense offset, in part, by increased payments made against accounts payable and accrued liabilities, and a decline in unearned operating lease income.

The increase in operating results, as adjusted for non-cash items, benefited cash flow by $856 thousand and was mainly due to a 30% increase in operating lease revenue offset, in part, by increased interest expense on the Company’s outstanding debt.

Partially offsetting the aforementioned increase in cash flow were decreases of $355 thousand and $218 thousand related to increased payments made against accounts payable and accrued liabilities, and decreased unearned operating lease income. The increase in payments made against accounts payable and accrued liabilities was primarily due to higher sales tax payments and a refund of a lessee overpayment. The decline in unearned operating lease income was primarily due to a period over period increase in amortization of unearned rents.

Investing Activities

Cash provided by investing activities totaled $1.1 million for the second quarter of 2008 compared to cash used in investing activities totaling $708 thousand during the second quarter of 2007, a $1.8 million improvement. The net improvement in cash flow was primarily a result of a $1.8 million reduction in purchases of lease assets and a $220 thousand benefit from increased proceeds from notes receivable activity partially offset by a $478 thousand decline in cash as a result of decreased proceeds from sales of lease assets.

The reduction in purchases of lease assets was a result of the continued decline in acquisition phase activity. Proceeds from notes receivable activity increased primarily due to the period over period rise in prepayments of notes receivables.

Partially offsetting the aforementioned increases is an absence of proceeds from sales of lease assets attributable to a diminished level of lease assets available for sale due to a period over period reduction in terminating lease assets.

Financing Activities

Net cash used in financing activities totaled $4.6 million for the second quarter of 2008 compared to cash provided by financing activities of $279 thousand for the second quarter of 2007, a decrease of $4.9 million. The net decrease in cash flow was primarily due to a reduction in net proceeds from borrowings during the comparative periods.

The six months ended June 30, 2008 versus the six months ended June 30, 2007

Operating Activities

Cash provided by operating activities increased by $2.2 million for the first six months of 2008 as compared to the first six months of 2007. The net increase in cash flow was primarily attributable to improved operating results as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and reduced payments made against accounts payable and accrued liabilities offset, in part, by a decline in unearned operating lease income.

The increase in operating results, as adjusted for non-cash items, benefited cash flow by $1.8 million and was mainly due to a 35% increase in operating lease revenue offset, in part, by increased interest expense on the Company’s outstanding debt. The net reduction in payments made against accounts payable and accrued liabilities improved cash flow by $786 thousand. Total payments during the first six months of 2007 were significantly higher primarily due to the payment of approximately $1.5 million of 2006 accruals related to asset purchases. This was partially offset by higher sales tax payment and a refund of a lessee overpayment during the second quarter of 2008.

The aforementioned increases in cash flow were partially offset by a $283 thousand decrease resulting from a decline in unearned operating lease income. The decline in unearned operating lease income was primarily due to a period over period increase in amortization of unearned rents.

Investing Activities

Cash provided by investing activities totaled $1.6 million for the first six months of 2008 compared to cash used in investing activities totaling $4.8 million for the first six months of 2007, a $6.4 million improvement. The net improvement in cash flow was primarily a result of a $6.6 million reduction in purchases of lease assets and a $546 thousand decrease in cash used to fund investments in notes receivable offset, in part, by a $478 thousand and $398 thousand decline in cash as a result of decreased proceeds from sales of lease assets and proceeds from the early termination of notes receivable, respectively.

The reduction in purchases of lease assets and the funding of investments in notes receivable was attributable to the continued decline in acquisition phase activity.

Partially offsetting the aforementioned increases is an absence of proceeds from sales of lease assets attributable to a diminished level of lease assets available for sale due to a period over period reduction in terminating lease assets, as well as a period over period decrease in prepayments of notes receivable.

Financing Activities

Net cash used in financing activities totaled $5.8 million for the first six months of 2008 compared to cash provided by financing activities of $1.1 million for the first six months of 2007, a decrease of $6.9 million. The net decrease in cash flow was primarily due to a reduction in net proceeds from borrowings during the comparative periods.

Results of Operations

The three months ended June 30, 2008 versus the three months ended June 30, 2007

The Company had net losses of $40 thousand and $214 thousand for the three months ended June 30, 2008 and 2007, respectively. Results for the second quarter of 2008 reflect increases in both total revenues and operating expenses when compared with results for the second quarter of 2007.

Revenues

Total revenues for the second quarter of 2008 increased by $586 thousand, or 22%, as compared to the second quarter of 2007. The net growth in total revenues was primarily due to a $699 thousand increase in operating lease revenue offset, in part, by an $83 thousand decrease in net gains on sales of lease assets and early terminations of notes receivable.

The period over period increase in operating lease revenue was mainly due to revenues derived from the $14.2 million of lease assets purchased since June 30, 2007. The decrease in net gains on sales of lease assets and early terminations of notes receivable was mainly due to an absence of lease asset sales activity during the second quarter of 2008 when compared to the second quarter of 2007 and a period over period decrease in prepayment of notes, respectively.

Expenses

Total expenses for the second quarter of 2008 increased by $400 thousand, or 14%, as compared to the second quarter of 2007. The net increase in total expenses was primarily due to increases of $568 thousand in depreciation expense and $142 thousand in interest expense offset, in part, by decreases of $174 thousand in acquisition expense, $108 thousand in costs reimbursed to AFS and a combined $40 thousand in professional fees and outside services expense.

The period over period increase in depreciation and interest expense was primarily due to the $14.2 million growth in depreciable assets since June 30, 2007 and a net increase of $8.2 million in the Company’s outstanding borrowings since June 30, 2007, respectively.

Partly offsetting the aforementioned increases in expenses, acquisition expense declined due primarily to the period over period decline in asset acquisitions – there were no lease assets purchased during the second quarter of 2008 versus $1.8 million purchased during the second quarter of 2007. Costs reimbursed to AFS also declined as certain administrative expenses were deferred due to the annual and cumulative limit for cost reimbursements to AFS and/or affiliates placed by the Partnership Agreement as discussed in Note 5 to the financial statements, Related Party Transactions.

In addition, professional fees and outside services decreased primarily due to the elimination of costs associated with the audit and restatement of the Company’s prior year financial statements, which were largely completed during the second quarter of 2007.

The six months ended June 30, 2008 versus the six months ended June 30, 2007

The Company had net losses of $172 thousand and $545 thousand for the six months ended June 30, 2008 and 2007, respectively. Results for the first six months of 2008 reflect increases in both total revenues and operating expenses when compared with results for the first six months of 2007.

Revenues

Total revenues for the first six months of 2008 increased by $1.4 million, or 27%, as compared to the first six months of 2007. The net growth in total revenues was primarily due to a $1.5 million increase in operating lease revenue and a $45 thousand gain on the sale of securities offset, in part, by a $159 thousand decrease in net gains on sales of lease assets and early terminations of notes receivable.

The period over period increase in operating lease revenue was mainly due to revenues derived from the incremental change in the Company’s portfolio of lease assets since June 30, 2007. The gain on the sale of securities reflects compensation for preferred securities and warrants associated with the early termination of notes receivable during the first six months of 2008.

The decrease in net gains on sales of lease assets and early terminations of notes receivable was mainly due to an absence of lease asset sales activity during the first six months of 2008 when compared to the same period in 2007 and a period over period decrease in prepayment of notes, respectively.

Expenses

Total expenses for the first six months of 2008 increased by $1.0 million, or 18%, as compared to the first six months of 2007. The net increase in total expenses was primarily due to increases totaling $1.3 million and $336 thousand in depreciation expense and interest expense, respectively, partially offset by decreases of $391 thousand in acquisition expense, a combined $186 thousand in professional fees and outside services expense, and $34 thousand in the provision for doubtful accounts.

The period over period increase in depreciation and interest expense was mainly due to the growth in depreciable assets since June 30, 2007 and the incremental increase in the Company’s outstanding borrowings since June 30, 2007, respectively.

Partially offsetting the aforementioned increases in expenses was a decline in acquisition expense as a result the period over period decline in asset acquisition activity. In addition, professional fees and outside services decreased primarily due to the elimination of costs associated with the audit and restatement of the Company’s prior year financial statements, which were largely completed during the second quarter of 2007; and the provision for doubtful accounts decreased as a result of a second quarter 2008 adjustment to reduce the reserve as payments were received on previously reserved delinquent invoices.

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

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as it is applicable to the Company, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2008 that has materially affected, or it is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 228.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: April 11, 2005; File Number: 333-120276

(2)	Offering commenced: April 11, 2005

(3)	The offering did not terminate before any securities were sold.

(4)	The offering was terminated on April 30, 2006.

(5)	The managing underwriter is ATEL Securities Corporation.

(6)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”

(7)	Aggregate amount and offering price of securities registered and sold as of June 30, 2008 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	5,231,107	$52,311

(8)	Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

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

Date: August 12, 2008

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