Form 10-Q
period 2008-09-30
ATEL Capital Equipment Fund XI, LLC
filed 2008-11-13
CIK 1297667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2008

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

The number of Limited Liability Company Units outstanding as of October 31, 2008 was 5,230,507.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

(In Thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$1,486	$1,662
Accounts receivable, net of allowance for doubtful accounts of $19 as of September 30, 2008 and $125 as of December 31, 2007	394	418
Notes receivable, net of unearned interest income of $973 and allowance for credit losses of $61 as of September 30, 2008 and unearned interest income of $1,432 as of December 31, 2007	4,815	7,336
Investment in securities	411	497
Investments in equipment and leases, net of accumulated depreciation of $21,045 as of September 30, 2008 and $13,547 as of December 31, 2007	42,016	49,106
Due from affiliate	—	146
Other assets	39	32

Total assets	$49,161	$59,197

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$90	$381
Affiliates	4	—
Accrued distributions to Other Members	554	554
Other	322	668
Non-recourse debt	18,919	20,579
Acquisition facility obligation	1,000	4,000
Unearned operating lease income	742	1,388

Total liabilities	21,631	27,570

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	27,530	31,627

Total Members’ capital	27,530	31,627

Total liabilities and Members’ capital	$49,161	$59,197

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2008 AND 2007

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Operating lease income	$2,992	$2,740	$8,978	$7,179
Direct financing leases	1	—	2	2
Notes receivable interest income	123	174	485	571
Gain on sale of assets and early termination of notes	18	—	72	213
Gain on sale of securities	—	—	54	9
Interest income	5	24	22	66
Other	13	17	33	38

Total revenues	3,152	2,955	9,646	8,078
Expenses:
Depreciation of operating lease assets	2,501	2,339	7,498	6,070
Asset management fees to Managing Member	155	170	498	473
Acquisition expense	10	140	45	566
Cost reimbursements to Managing Member	82	158	415	523
Reversal of provision for losses and doubtful accounts	(9)	(18)	(45)	(20)
Amortization of initial direct costs	51	47	156	137
Interest expense	306	353	1,017	728
Professional fees	13	37	163	338
Outside services	22	30	38	81
Other	13	10	78	73

Total operating expenses	3,144	3,266	9,863	8,969
Other (expense) income, net	(11)	14	42	49

Net loss	$(3)	$(297)	$(175)	$(842)

Net income (loss):
Managing Member	$97	$97	$293	$327
Other Members	(100)	(394)	(468)	(1,169)

	$(3)	$(297)	$(175)	$(842)

Net loss per Limited Liability Company Unit (Other Members)	$(0.02)	$(0.06)	$(0.09)	$(0.22)
Weighted average number of Units outstanding	5,230,507	5,230,892	5,230,507	5,232,029

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND FOR THE

NINE MONTHS ENDED

SEPTEMBER 30, 2008

(In Thousands, Except for Units and Per Unit Data)

(Unaudited)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2006	5,232,607	$38,135	$—	$38,135
Repurchases of Limited Liability Company Units	(600)	(5)	—	(5)
Rescissions of capital contributions	(1,500)	(15)	—	(15)
Distributions to Other Members ($0.93 per Unit)	—	(4,838)	—	(4,838)
Distributions to Managing Member	—	—	(426)	(426)
Net (loss) income	—	(1,650)	426	(1,224)

Balance December 31, 2007	5,230,507	31,627	—	31,627
Distributions to Other Members ($0.69 per Unit)	—	(3,629)	—	(3,629)
Distributions to Managing Member	—	—	(293)	(293)
Net (loss) income	—	(468)	293	(175)

Balance September 30, 2008	5,230,507	$27,530	$—	$27,530

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2008 AND 2007

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating activities:
Net loss	$(3)	$(297)	$(175)	$(842)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(18)	—	(72)	(213)
Depreciation of operating lease assets	2,501	2,339	7,498	6,070
Amortization of initial direct costs	51	47	156	137
Amortization of unearned income on direct finance leases	(1)	—	(2)	(2)
Amortization of unearned income on notes receivable	(123)	(174)	(485)	(571)
Reversal of provision for losses and doubtful accounts	(9)	(18)	(45)	(20)
Provision for losses on notes receivable	60	—	60	—
Gain on sale of securities	—	—	(54)	(9)
Changes in operating assets and liabilities:
Accounts receivable	(156)	(213)	69	136
Prepaid expenses and other assets	(29)	(26)	(7)	(48)
Accounts payable, Managing Member	(11)	(274)	(291)	(224)
Accounts payable, other	(11)	412	(346)	(1,016)
Accrued liabilities, affiliates	47	(80)	150	—
Unearned operating lease income	(82)	(128)	(646)	(409)

Net cash provided by operating activities	2,216	1,588	5,810	2,989

Investing activities:
Purchases of equipment on operating leases	—	(11,117)	(543)	(18,248)
Purchase of securities	—	(188)	—	(251)
Proceeds from early termination of notes receivable	310	364	1,103	1,555
Proceeds from sales of lease assets	—	—	—	478
Payments of initial direct costs	—	(101)	(12)	(156)
Payments received on direct finance leases	3	2	7	7
Note receivable advances	—	(1,904)	(375)	(2,825)
Proceeds from sale of securities	41	—	140	9
Payments received on notes receivable	641	1,382	2,276	3,058

Net cash provided by (used in) investing activities	995	(11,562)	2,596	(16,373)

Financing activities:
Borrowings under non-recourse debt	—	6,700	2,738	19,014
Repayments under non-recourse debt	(1,496)	(789)	(4,398)	(1,365)
Borrowings under acquisition facility	—	3,500	3,000	10,500
Repayments under acquisition facility	—	—	(6,000)	(15,000)
Distributions to Other Members	(1,210)	(1,210)	(3,629)	(3,629)
Distributions to Managing Member	(97)	(97)	(293)	(327)
Rescissions and repurchases of capital contributions	—	(20)	—	(20)

Net cash provided by (used in) financing activities	(2,803)	8,084	(8,582)	9,173

Net increase (decrease) in cash and cash equivalents	408	(1,890)	(176)	(4,211)
Cash and cash equivalents at beginning of period	1,078	2,581	1,662	4,902

Cash and cash equivalents at end of period	$1,486	$691	$1,486	$691

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$310	$311	$1,042	$634

Cash paid during the period for taxes	$1	$28	$36	$30

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$554	$554	$554	$554

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Net contributions of $52.3 million were received through September 30, 2008, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases of $532 thousand. As of September 30, 2008, 5,230,507 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The Company’s unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net loss.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

Cash and cash equivalents:

Cash and cash equivalents include cash in banks and cash equivalent investments such as U.S. Treasury instruments with original and/or purchased maturities of ninety days or less.

Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowance for doubtful accounts and reserve for credit losses on notes receivable.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in creditworthy, high quality financial institutions so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The Company’s principal decision makers are the Managing Member’s Chief Executive Officer and its Chief Financial Officer and Chief Operating Officer. The Company believes that its equipment leasing business operates as one reportable segment because: a) the Company measures profit and loss at the equipment portfolio level as a whole; b) the principal decision makers do not review information based on any operating segment other than the equipment leasing transaction portfolio; c) the Company does not maintain discrete financial information on any specific segment other than its equipment financing operations; d) the Company has not chosen to organize its business around different products and services other than equipment lease financing; and e) the Company has not chosen to organize its business around geographic areas.

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2008 and 2007 and long-lived assets as of September 30, 2008 and December 31, 2007 (in thousands):

	For the nine months ended September 30,
	2008	% of Total	2007	% of Total
Revenue
United States	$8,909	92%	$7,341	91%

United Kingdom	737	8%	737	9%

Total International	737	8%	737	9%

Total	$9,646	100%	$8,078	100%

	As of September 30,		As of December 31,
	2008	% of Total	2007	% of Total
Long-lived assets (net)
United States	$39,374	94%	$45,786	93%

United Kingdom	2,642	6%	3,320	7%

Total International	2,642	6%	3,320	7%

Total	$42,016	100%	$49,106	100%

Investment in securities

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Purchased securities in publicly traded borrowers are carried at fair value. The Company utilizes quoted market prices to value its investments in publicly traded borrowers, and uses the borrowers’ subsequent private placements, on a per share basis, to estimate the fair value of its investments in non-publicly traded borrowers. Such determination of fair value may be adjusted pursuant to other factors which include, but are not limited to, available financial information, the terms and condition of subsequent placements, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Managing Member’s estimate and assumption of fair value of the private securities may differ significantly from the values that would have been used had a ready market existed, and the differences could be material. See note 11 for further discussion.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At September 30, 2008 and December 31, 2007, the Managing Member estimated the fair value of the warrants to be nominal in amount. See note 11 for further discussion.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other expense” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company recognized a net foreign currency loss of $11 thousand and a net foreign currency gain of $14 thousand for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, the Company recognized net foreign currency gains of $42 thousand and $49 thousand, respectively. Such net foreign currency gains (losses) are reflected as other (expense) income, net.

Per Unit data:

Net loss and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it applied to its investment in leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Company’s financial position, results of operations or cash flows. The Company is in the process of evaluating the impact of the deferred provisions of SFAS 157.

3. Notes receivable:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable were generally up to 120 months and bear interest at rates ranging from 8.5% to 17.4%. The notes are secured by the equipment financed. The notes mature from 2008 through 2016. At September 30, 2008, the Company had a $61 thousand reserve for impairment losses related to two notes receivable. There were no impaired notes at December 31, 2007. The minimum future payments receivable as of September 30, 2008 are as follows (in thousands):

Three months ending December 31, 2008	$628
Year ending December 31, 2009	1,977
2010	1,532
2011	439
2012	393
2013	295
Thereafter	573

5,837
Less: portion representing unearned interest income	(973)

4,864
Unamortized indirect costs	12
Less: allowance for credit losses	(61)

Notes receivable, net	$4,815

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable (continued):

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for the three and nine months ended September 30, 2008 and 2007 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
IDC amortization - notes receivable	$5	$6	$18	$21
IDC amortization - lease assets	46	41	138	116

Total	$51	$47	$156	$137

4. Investment in equipment leases:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2008
Net investment in operating leases	$48,524	$543	$(7,498)	$41,569
Net investment in direct financing leases	49	—	(5)	44
Initial direct costs, net of accumulated amortization of $411 at September 30, 2008 and $273 at December 31, 2007	533	8	(138)	403

Total	$49,106	$551	$(7,641)	$42,016

Additions to net investment in operating leases are stated at cost and include amounts accrued at September 30, 2008 and December 31, 2007 related to asset purchase obligations.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No impairment losses were recorded for the three and nine months ended September 30, 2008 and 2007. Depreciation expense on property subject to operating leases and property held for lease or sale was $2.5 million and $2.3 million for the respective three months ended September 30, 2008 and 2007; and $7.5 million and $6.1 million for the respective nine months ended September 30, 2008 and 2007.

All of the leased property was acquired during the years 2005 through 2008.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment leases (continued):

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance September 30, 2008
Material handling	$19,901	$543	$—	$20,444
Construction	11,881	—	—	11,881
Transportation, rail	11,723	—	—	11,723
Transportation, other	11,122	—	—	11,122
Logging and lumber	2,001	—	—	2,001
Aviation	1,658	—	—	1,658
Manufacturing	1,499	—	—	1,499
Marine	1,415	—	—	1,415
Research	725	—	—	725
Office furniture	146	—	—	146

	62,071	543	—	62,614
Less accumulated depreciation	(13,547)	(7,498)	—	(21,045)

Total	$48,524	$(6,955)	$—	$41,569

The average estimated residual value for assets on operating leases was 22% of the assets’ original cost at September 30, 2008 and December 31, 2007.

Direct financing leases:

As of September 30, 2008, investment in direct financing leases consisted of material handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Total minimum lease payments receivable	$39	$47
Estimated residual values of leased equipment (unguaranteed)	11	10

Investment in direct financing leases	50	57
Less unearned income	(6)	(8)

Net investment in direct financing leases	$44	$49

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment leases (continued):

At September 30, 2008, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2008	$2,879	$2	$2,881
Year ending December 31, 2009	10,047	10	10,057
2010	8,947	9	8,956
2011	5,977	9	5,986
2012	2,920	9	2,929
2013	1,848	—	1,848
Thereafter	1,839	—	1,839

	$34,457	$39	$34,496

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30 - 35
Aviation	20 - 30
Marine vessels	20 - 30
Manufacturing	10 - 20
Contruction	7 - 10
Logging & lumber	7 - 10
Material handling	7 - 10
Office furniture	7 - 10
Research	7 - 10
Transportation, other	7 - 10

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

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services; equipment management, lease administration and asset disposition services are performed by ALC; and investor relations, communications services and general administrative services are performed by AFS.

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

During the three and nine months ended September 30, 2008 and 2007, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Administrative costs reimbursed to Managing Member and/or affilitates	$82	$158	$415	$523
Asset management fees to Managing Member and/or affiliates	155	170	498	473
Acquisition and initial direct costs paid to Managing Member	10	226	52	702

	$247	$554	$965	$1,698

6. Non-recourse debt:

At September 30, 2008, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 4.33% to 6.65%. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2008, gross lease rentals totaled approximately $20.8 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $24.7 million. The notes mature from 2008 through 2015.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2008	$1,544	$284	$1,828
Year ending December 31, 2009	4,966	892	5,858
2010	4,766	604	5,370
2011	3,660	343	4,003
2012	1,460	183	1,643
2013	1,065	118	1,183
Thereafter	1,458	80	1,538

	$18,919	$2,504	$21,423

7. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a working capital term loan facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial covenants. The financial arrangement is for $75 million and expires in June 2009. Under the terms of the acquisition facility agreement, ATEL 12, LLC may only participate once its tangible net worth, as therein defined, equals or exceeds $15 million.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities (continued):

As of September 30, 2008 and December 31, 2007, borrowings under the facility were as follows (in thousands):

	September 30, 2008	December 31, 2007
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(1,000)	(4,000)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(5,735)	(4,625)

Total remaining available under the acquisition and warehouse facilities	$68,265	$66,375

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of September 30, 2008 and December 31, 2007.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings was 3.74% at September 30, 2008 and 6.11% to 6.35% at December 31, 2007. During the three months ended September 30, 2008 and 2007, the weighted average interest rate on borrowings was 3.76% and 6.85%, respectively. The weighted average interest rate on borrowings was 4.62% and 6.79% during the nine months ended September 30, 2008 and 2007.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of September 30, 2008, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC, the Company and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities (continued)

As of September 30, 2008, the full amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of September 30, 2008.

8. Commitments:

As of September 30, 2008, the Company had outstanding commitments to purchase or finance lease equipment of approximately $250 thousand which may be funded during 2008. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to September 30, 2008.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

10. Members’ capital:

As of September 30, 2008, 5,230,507 Units were issued and outstanding. The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated sales of Units effective April 30, 2006.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Distributions declared	$1,210	$1,210	$3,629	$3,629
Weighted average number of Units outstanding	5,230,507	5,230,892	5,230,507	5,232,029

Weighted average distributions per Unit	$0.23	$0.23	$0.69	$0.69

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

Investments in shares of borrowers who have subsequently completed a public offering and are actively traded are classified as Level 1 instruments. Securities where fair value is based on subsequent private placements generally involve unobservable inputs that reflect management’s own assumptions and are classified as Level 3 instruments. At September 30, 2008, the carrying value of purchased securities approximates fair value.

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

Warrants on shares of borrowers who are in S-1 registration are generally classified as Level 2 instruments. Warrants where fair value is based on subsequent private placements generally involve unobservable inputs that reflect management’s own assumptions and are classified as Level 3 instruments. At September 30, 2008 and December 31, 2007, the Managing Member estimated the fair value of the warrants to be nominal in amount.

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

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a working capital term loan facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial covenants. The financial arrangement is for $75 million and expires in June 2009. Under the terms of the acquisition facility agreement, ATEL 12, LLC may only participate once its tangible net worth, as therein defined, equals or exceeds $15 million.

Borrowings under the facility as of September 30, 2008 were as follows (in thousands):

Total available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	(1,000)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(5,735)

Total remaining available under the acquisition and warehouse facilities	$68,265

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. There were no borrowings under the warehouse facility as of September 30, 2008.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at September 30, 2008 was 3.74%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of September 30, 2008, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC, the Company and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of September 30, 2008, the full amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of September 30, 2008.

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

The Company also has access to certain sources of non-recourse debt financing, which the Company will use on a transaction basis as a means of mitigating credit risk. During the first six months of 2008, the Company utilized such sources of non-recourse debt financing and at September 30, 2008, had $18.9 million of non-recourse debt outstanding consisting of notes payable to financial institutions. For detailed information on the Company’s debt obligations, see Notes 6 and 7 to the financial statements as set forth in Part I, Item 1, Financial Statements.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of September 2005. Additional distributions have been consistently made through September 30, 2008.

As of September 30, 2008, the Company had outstanding commitments to purchase or finance lease equipment of approximately $250 thousand which may be funded during 2008. This amount represents contract awards which may be cancelled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to September 30, 2008.

Cash Flows

The three months ended September 30, 2008 versus the three months ended September 30, 2007

Operating Activities

The Company’s primary source of cash from operations has been rents from operating leases. Additionally, its cash flows are impacted by changes in certain operating assets and liabilities.

Cash provided by operating activities increased by $628 thousand for the third quarter of 2008 as compared to the third quarter of 2007. The net increase in cash flow was primarily attributable to improved operating results, as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and a period over period decline in outstanding accounts receivable.

The increase in operating results, as adjusted for non-cash items, benefited cash flow by $561 thousand and was mainly due to increased operating lease revenues combined with decreased acquisition expense and costs reimbursed to AFS. The period over period decrease in outstanding accounts receivable benefited cash flow by $57 thousand and was mainly due to the collection of approximately $43 thousand of aged receivables during the third quarter of 2008.

Investing Activities

Cash provided by investing activities totaled $995 thousand for the third quarter of 2008 compared to cash used in investing activities totaling $11.6 million for the prior year period, a $12.6 million improvement. The net improvement in cash flow was primarily a result of decreases in cash used to purchase lease assets, fund investments in notes receivable and acquire investment securities offset, in part, by a decline in payments received on the Company’s investment in notes receivable.

Cash used to originate and fund leases and notes receivables as well as purchase investment securities decreased by $11.1 million, $1.9 million and $188 thousand, respectively. The decrease in cash used to acquire assets (increase in cash flow) was a result of the continued decline in acquisition phase activity.

Partially offsetting the above increases in cash flow was a $741 thousand decrease in payments received on notes receivable. The decrease was largely attributable to the period over period decline in outstanding notes receivable as a result of maturities, prepayments and early terminations.

Financing Activities

Net cash used in financing activities totaled $2.8 million for the third quarter of 2008 compared to cash provided by financing activities of $8.1 million for the prior year period, a decrease of $10.9 million. The net decrease in cash flow was primarily due to a net reduction in proceeds from borrowings during the comparative periods.

The nine months ended September 30, 2008 versus the nine months ended September 30, 2007

Operating Activities

Cash provided by operating activities increased by $2.8 million for the first nine months of 2008 as compared to the prior year period. The net increase in cash flow was primarily attributable to improved operating results, as adjusted for non-cash revenue and expense such as gains on sales of assets and depreciation expense, and reduced payments made against accounts payable and accrued liabilities offset, in part, by a decline in unearned operating lease income.

The increase in operating results, as adjusted for non-cash items, benefited cash flow by $2.3 million and was mainly due to a 25% increase in operating lease revenues combined with a 92% decrease in acquisition expense offset, in part, by a 40% increase in interest expense on the Company’s outstanding debt. The net reduction in payments made against accounts payable and accrued liabilities improved cash flow by $753 thousand. Total payments during the first nine months of 2007 were significantly higher primarily due to the payment of approximately $1.5 million of 2006 accruals related to asset purchases. This was partially offset by higher sales tax payments and a refund of a lessee overpayment during the second quarter of 2008.

The aforementioned increases in cash flow were partially offset by a $237 thousand decrease resulting from a decline in unearned operating lease income. The decline in unearned operating lease income was primarily due to a period over period increase in realized unearned rents.

Investing Activities

Cash provided by investing activities totaled $2.6 million for the first nine months of 2008 compared to cash used in investing activities totaling $16.4 million for the prior year period, a $19.0 million improvement. The net improvement in cash flow was primarily a result of decreases in cash used to purchase lease assets, fund investments in notes receivable and acquire investment securities offset, in part, by a reduction in payments received on the Company’s investment in notes receivable and proceeds from both sales of lease assets and early termination of notes receivable.

Cash used to originate and fund leases and notes receivables as well as purchase investment securities decreased by $17.7 million, $2.5 million and $251 thousand, respectively. The decrease in cash used to acquire assets was a result of the continued decline in acquisition phase activity.

Partially offsetting the aforementioned increases in cash flow were decreases of $782 thousand, $478 thousand and $452 thousand resulting from reductions in payments received on notes receivable, proceeds from sales of lease assets and proceeds from early termination of notes receivable, respectively.

The decrease in payments received on notes receivable was largely attributable to the decline in outstanding notes receivable as a result of maturities, prepayments and early terminations. The reduction in proceeds from sales of lease assets was mainly due to a diminished level of lease assets available for sale due to a period over period decrease in terminating lease assets; and the decline in proceeds from early termination of notes receivable was due to a period over period drop in prepayments of notes receivable.

Financing Activities

Net cash used in financing activities totaled $8.6 million for the first nine months of 2008 compared to cash provided by financing activities of $9.2 million for the prior year period, a decrease of $17.8 million. The net decrease in cash flow was primarily due to a net reduction in proceeds from borrowings during the comparative periods.

Results of Operations

The three months ended September 30, 2008 versus the three months ended September 30, 2007

The Company had net losses of $3 thousand and $297 thousand for the three months ended September 30, 2008 and 2007, respectively. Results for the third quarter of 2008 reflect an increase in total revenues and a decrease in total operating expenses when compared with results for the third quarter of 2007.

Revenues

Total revenues for the third quarter of 2008 increased by $197 thousand, or 7%, as compared to the third quarter of 2007. The net growth in total revenues was primarily due to a $252 thousand increase in operating lease revenue offset, in part, by a $51 thousand decrease in interest income derived from the Company’s investment in notes receivable.

The period over period increase in operating lease revenue was mainly due to incremental revenues from the $3.1 million of lease assets purchased since September 30, 2007. The decrease in interest income received on the notes was attributable to declining notes receivable balances primarily as a result of prepayments during the third quarter of 2008.

Expenses

Total expenses for the third quarter of 2008 decreased by $122 thousand, or 4%, as compared to the third quarter of 2007. The net decrease in total expenses was primarily due to decreases of $130 thousand in acquisition expense, $76 thousand in costs reimbursed to AFS, $47 thousand in interest expense and a combined $32 thousand in professional fees and outside services expense. These decreases were partially offset by a $162 thousand increase in depreciation expense.

The decrease in acquisition expense was primarily due to the period over period decline in asset acquisitions – there were no lease assets purchased during the third quarter of 2008 versus $11.1 million purchased during the third quarter of 2007. Costs reimbursed to AFS also declined primarily due to a refinement of cost allocation methodologies by the Managing Member which resulted in lower costs allocated to the Fund. The refinement of cost allocation methodologies is intended to ensure that Fund management costs are allocated appropriately. This process is continuous and is evaluated, analyzed and modified as necessary. Further, interest expense decreased due quarter over quarter net reduction in the Company’s borrowings; and professional fees and outside services declined largely due to the elimination of costs associated with the audit and restatement of the Company’s prior year financial statements, which were completed by the third quarter of 2007.

Partly offsetting the aforementioned decreases in expenses was an increase in depreciation expense largely attributable to the period over period increase in depreciable assets resulting from lease asset purchases since September 2007.

The nine months ended September 30, 2008 versus the nine months ended September 30, 2007

The Company had net losses of $175 thousand and $842 thousand for the nine months ended September 30, 2008 and 2007, respectively. Results for the first nine months of 2008 reflect increases in both total revenues and operating expenses when compared with results for the first nine months of 2007.

Revenues

Total revenues for the first nine months of 2008 increased by $1.6 million, or 19%, as compared to the first nine months of 2007. The net growth in total revenues was primarily due to a $1.8 million increase in operating lease revenue and a $45 thousand incremental gain on the sale of securities. These increases were partially offset by a $141 thousand decrease in net gains on sales of lease assets and early terminations of notes receivable, an $86 thousand decrease in notes receivable income and a $44 thousand decline in interest income on the Company’s cash deposits.

The period over period increase in operating lease revenue was mainly due to revenues derived from the incremental change in the Company’s portfolio of lease assets since September 30, 2007; and the gain on the sale of securities reflects amounts associated with the conversion and tender of preferred securities and warrants in an investee that was acquired during the first nine months of 2008.

Gains on sales of lease assets and early terminations of notes receivable declined mainly due to an absence of lease asset sales activity during the first nine months of 2008, when compared to the same period in 2007, and a period over period decrease in prepayment of notes, respectively. Interest income received on the notes was reduced largely due to declining notes receivable balances resulting from prepayments received during the first nine months of 2008; and interest income on cash deposits decreased due to lower period over period average cash balances and the lower interest rate environment.

Expenses

Total expenses for the first nine months of 2008 increased by $894 thousand, or 10%, as compared to the first nine months of 2007. The net increase in total expenses was primarily due to increases totaling $1.4 million and $289 thousand in depreciation expense and interest expense, respectively, partially offset by decreases of $521 thousand in acquisition expense, a combined $218 thousand in professional fees and outside services expense, and $108 thousand in cost reimbursements to AFS.

The increase in depreciation expense was mainly due to the growth in depreciable assets since September 30, 2007. The increase in interest expense was largely attributable to higher year-to-date 2008 average outstanding debt balances as compared to the prior year period.

Partially offsetting the aforementioned increases in expenses was a decline in acquisition expense as a result of the period over period decline in asset acquisition activity. In addition, professional fees and outside services decreased primarily due to the elimination of costs associated with the audit and restatement of the Company’s prior year financial statements, which were completed by the third quarter of 2007; and costs reimbursed to AFS decreased primarily due to a refinement of cost allocation methodologies by the Managing Member which resulted in lower costs allocated to the Fund as previously discussed.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2008 that has materially affected, or it is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Information provided pursuant to § 228.701 (Item 701(f)) (formerly included in Form SR):

(1)	Effective date of the offering: April 11, 2005; File Number: 333-120276

(2)	Offering commenced: April 11, 2005

(3)	The offering did not terminate before any securities were sold.

(4)	The offering was terminated on April 30, 2006.

(5)	The managing underwriter is ATEL Securities Corporation.

(6)	The title of the registered class of securities is “Units of Limited Liability Company Interest.”

(7)	Aggregate amount and offering price of securities registered and sold as of September 30, 2008 (dollars in thousands):

Title of Security	Amount Registered	Aggregate price of offering amount registered	Units sold	Aggregate price of offering amount sold
Units of Limited Company Interest	15,000,000	$150,000	5,231,107	$52,311

(8)	Costs incurred for the issuers account in connection with the issuance and distribution of the securities registered for each category listed below (in thousands):

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

Date: November 12, 2008

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