Form 10-K
period 2008-12-31
ATEL Capital Equipment Fund XI, LLC
filed 2009-03-27
CIK 1297667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.    Yes  ☐    No  ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2009 was 5,210,507.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Net contributions of $52.3 million were received through December 31, 2008, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases of $532 thousand. As of December 31, 2008, 5,230,507 Units were issued and outstanding.

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

The Company, or AFS on behalf of the Company, has incurred costs in connection with the organization, registration and issuance of the Limited Liability Company Units (see Note 7 to the financial statements included in Item 8 of this report). The amount of such costs to be borne by the Company is limited by certain provisions of the Company’s Operating Agreement. The Company will pay AFS and affiliates of AFS substantial fees which may result in a conflict of interest. The Company will pay substantial fees to AFS and its affiliates before distributions are paid to investors even if the Company does not produce profits. Therefore, the financial position of the Company could change significantly.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2008, the Company had purchased equipment with a total acquisition price of $63.4 million. The Company had also loaned $15.1 million for notes receivable secured by various assets.

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

During 2008 and 2007, certain lessees generated significant portions of the Company’s total operating revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2008	2007
Washington Group International	Construction	12%	*
New NGC, Inc.	Materials handling	11%	*
International Paper Co.	Materials handling	10%	13%
Union Pacific	Transportation	10%	11%

*	Less than 10%

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s operating revenues for the year ended December 31, 2008 and 2007:

Geographic area	2008	2007
United States	92%	91%
Europe	8%	9%

The business of the Company is not seasonal.

The Company has no full time employees. AFS’ employees and affiliates provide the services the Company requires to effectively operate. The cost of these services is reimbursed by the Company to AFS and affiliates per the Operating Agreement.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2008 and the industries to which the assets have been leased (in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation	$21,534	33.95%
Materials handling	21,957	34.63%
Construction	12,441	19.61%
Manufacturing	2,280	3.59%
Logging and lumber	2,001	3.15%
Aviation	1,658	2.61%
Marine vessels	1,415	2.23%
Office furniture	146	0.23%

	$63,432	100.00%

Industry of Lessee	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Manufacturing	$37,878	59.72%
Transportation, rail	11,924	18.80%
Transportation services	8,319	13.11%
Health care	4,967	7.83%
Electrical	344	0.54%

	$63,432	100.00%

From inception to December 31, 2008, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Excess of Rents Over Expense *
Transportation	$201	$246	$7
Construction	560	472	348

	$761	$718	$355

*	Includes only those expenses directly related to the production of the related rents

For further information regarding the Company’s equipment lease portfolio as of December 31, 2008, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2008 and the industries to which the assets have been financed (in thousands):

Asset Types	Amount Financed Excluding Acquistion Fees	Percentage of Total Fundings
Computer equipment	$7,815	51.77%
Equipment and other assets	6,410	42.46%
Manufacturing	871	5.77%

	$15,096	100.00%

Industry of Borrower	Amount Financed Excluding Acquistion Fees	Percentage of Total Fundings
Communications	$3,948	26.15%
Business services	3,010	19.94%
Manufacturing	2,503	16.58%
Health care	2,833	18.77%
Technology	1,682	11.14%
Electronics	1,120	7.42%

	$15,096	100.00%

From inception to December 31, 2008, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Equipment and other assets	$3,075	$683	$3,186
Computer equipment	4,682	2,843	3,640

	$7,757	$3,526	$6,826

For further information regarding the Company’s notes receivable portfolio as of December 31, 2008, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2008, a total of 1,180 investors were Unitholders of record in the Company.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement.

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

The rate for monthly distributions from 2008 operations was $0.08 per Unit for the period from January through December 2008. Likewise, the rate for monthly distributions from 2007 operations was $0.08 per Unit for the period from January through December 2007. The rate for each of the quarterly distributions paid in 2008 and 2007 was $0.23 per Unit.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2008	2007
Net loss per Unit, based on weighted average Unit outstanding	$(0.24)	$(0.32)
Return of investment	1.16	1.25

Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.92	0.93
Differences due to timing of distributions	-	-

Actual distributions paid per Unit	$0.92	$0.93

Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements contained in this Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

(“MD&A”) and elsewhere in this Form 10-K, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, the economic recession and changes in general economic conditions, including fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the markets for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, other than as required by law.

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

In a normal economy, if inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases and notes would not increase as such rates are generally fixed for the terms of the leases and notes without adjustment for inflation. In addition, if interest rates increase significantly under such circumstances, the rates that the Company can obtain on future lease or financing transactions will be expected to increase as the cost of capital is a significant factor in the pricing of leases and investments in notes receivable. Leases and notes already in place, for the most part, would not be affected by changes in interest rates.

The Company currently has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial covenants. The financial arrangement is for $75 million. Originally scheduled to expire in June 2009, the facility was amended effective December 22, 2008 to extend the term of the agreement through June 2010. Under such amendment, the tangible net worth threshold for ATEL 12, LLC participation in the acquisition facility was reduced from $15 million to $7.5 million. As of December 31, 2008, ATEL 12, LLC was eligible to participate.

Borrowings under the facility as of December 31, 2008 were as follows:

Total available under the financing arrangement	$75,000
Amount borrowed by the Company under the acquisition facility	(500)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(8,323)

Total remaining available under the acquisition and warehouse facilities	$66,177

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2008, borrowings of $1.3 million were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2008 was approximately $264 thousand.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings at December 31, 2008 was 3.25%.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of December 31, 2008, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC, the Company and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of the acquisition facility financing, the asset is removed from the warehouse facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of December 31, 2008, the full amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company, subject to certain terms or agreement limitations. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of December 31, 2008.

The Company also has access to certain sources of non-recourse debt financing, which the Company will use on a transaction basis as a means of mitigating credit risk, as the credit risk is effectively transferred to the lender who retains recourse against collateralized assets. During 2008, the Company utilized such sources of non-recourse debt financing and at December 31, 2008, had $17.4 million of non-recourse debt outstanding consisting of notes payable to financial institutions. For detailed information on the Company’s debt obligations, see Notes 8 and 9 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. Additional distributions have been consistently made through December 2008.

As of December 31, 2008, the Company had no outstanding commitments to purchase lease assets or finance loans.

Cash Flows

2008 vs. 2007

Operating Activities

Cash provided by operating activities increased by $2.5 million, or 44%, for the year ended December 31, 2008 as compared to prior year. The net increase in cash flow was primarily attributable to improved operating results, as adjusted for non-cash revenue and expense items such as gains on sales of assets and depreciation expense, reduced payments made against accounts payable and accrued liabilities, and increased net collections of outstanding accounts receivable offset, in part, by a decline in unearned operating lease income.

The increase in operating results, as adjusted for non-cash items, benefited cash flow by $2.6 million and was mainly due to a 17% increase in operating lease revenues. In addition, the Company also saw year over year decreases in acquisition expense, outside services and professional fees totaling 95%, 63% and 36%, respectively. These reductions in expense were offset, in part, by a 17% increase in interest expense on the Company’s outstanding debt.

The net reduction in payments made against accounts payable and accrued liabilities improved cash flow by $540 thousand. Total payments during 2007 were significantly higher primarily due to the payment of approximately $1.5 million of 2006 accruals related to asset purchases. This was partially offset by the 2008 payment of 2007 accruals related to asset purchases and reimbursements to AFS, higher sales tax payments and a refund of a lessee overpayment during the second quarter of 2008. Similarly, the year over year increase in net collections of outstanding accounts receivable improved cash flow by $222 thousand.

The aforementioned increases in cash flow were partially offset by a $968 thousand decrease resulting from a decline in unearned operating lease income. The decline in unearned operating lease income was primarily due to a year over year reduction in prepayments received, combined with an increase in realized unearned rents.

Investing Activities

Cash provided by investing activities totaled $3.1 million for 2008 compared to cash used in investing activities totaling $18.6 million for 2007, a $21.7 million improvement. The net improvement in cash flow was primarily a result of decreases in cash used to purchase lease assets, fund investments in notes receivable, acquire investment securities and pay for initial direct costs related to asset purchases; offset, in part, by a reduction in proceeds from both early termination of notes receivable and sales of lease assets and payments received on the Company’s investment in notes receivable.

Cash used to originate and fund leases and notes receivables as well as purchase investment securities decreased by $20.3 million, $3.1 million and $266 thousand, respectively. In addition, initial direct costs associated with asset purchases declined by $189 thousand. These decreases were attributable to a decline in acquisition phase activity as the Fund has approached full investment.

Partially offsetting the aforementioned increases in cash flow were decreases of $1.1 million, $623 thousand and $497 thousand resulting from reductions in proceeds from early termination of notes receivable, payments received on notes receivable and proceeds from sales of lease assets, respectively.

The decrease in proceeds from early termination of notes receivable was due to a year over year drop in prepayments of notes receivable. The decline in payments received on notes receivable was largely attributable to the drop in outstanding notes receivable as a result of maturities, prepayments and early terminations; and the reduction in proceeds from sales of lease assets was mainly due to a diminished level of lease assets available for sale resulting from a year over year decrease in terminating least assets.

Financing Activities

Net cash used in financing activities totaled $11.9 million for 2008 compared to cash provided by financing activities of $9.8 million for 2007, a decrease of $21.7 million. The net decrease in cash flow was primarily due to a net reduction in proceeds from borrowings during the comparative years. The reduction in Company borrowings is consistent with the decline in acquisition phase activity.

Results of Operations

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2008, the Company has not exceeded the annual and/or cumulative limitations discussed above.

2008 vs. 2007

The Company had net losses of $883 thousand and $1.2 million for the years ended December, 2008 and 2007, respectively. Results for 2008 reflect increases in both total revenues and operating expenses when compared with results for prior year.

Revenues

Total revenues for 2008 increased by $1.3 million, or 12%, as compared to the prior year. The net growth in total revenues was primarily a result of a $1.7 million increase in operating lease revenue offset, in part, by a $177 thousand decrease in interest income on notes receivable, a $139 thousand decline in net gains on sales of lease assets and early terminations of notes receivable and a $55 thousand reduction in interest income on the Company’s cash deposits.

The period over period increase in operating lease revenue was mainly due to the 2008 full year impact of the $20.8 million asset additions made during 2007.

Gains on sales of lease assets and early terminations of notes receivable declined due to an absence of lease asset sales activity during 2008, when compared to 2007, and a year over year decrease in early terminations of notes, respectively. Interest income received on the notes was reduced largely due to declining notes receivable balances resulting from prepayments and run-off of the portfolio; and interest income on cash deposits decreased due to lower period over period average cash balances and the lower interest rate environment.

Expenses

Total expenses for 2008 increased by $889 thousand, or 7%, as compared to prior year. The net increase in total expenses was primarily due to increases totaling $1.5 million, $326 thousand and $191 thousand in depreciation expense, provision for credit losses and interest expense, respectively. These increases were partially offset by decreases of $830 thousand in acquisition expense, a combined $243 thousand in professional fees and outside services expense and $32 thousand in other expense.

The increase in depreciation expense was mainly due to the growth in depreciable assets since December 31, 2007. The provision for credit losses increased as the Company recorded a $496 thousand reserve related to two borrowers that have defaulted on their respective notes. This increase was offset, in part, by approximately $91 thousand of payments received on previously reserved delinquencies. Interest expense increased mainly due to higher year-to-date 2008 average outstanding debt balances as compared to prior year.

Partially offsetting the aforementioned increases in expenses was a reduction in acquisition expense as a result of the year over year decline in asset acquisition activity as the Fund has approached full investment. In addition, professional fees and outside services decreased primarily due to the elimination of costs associated with the audit and restatement of the Company’s prior years’ financial statements, which were completed by the third quarter of 2007; and other expense declined primarily due to the absence of an inspection fee related to marine barges that was incurred in 2007, and a year over year decrease in income and franchise taxes.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”), which clarifies the application of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), when the market for a financial asset is inactive. Specifically, FSP No. 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP No. 157-3 is effective immediately and was adopted by the Company on October 1, 2008. The adoption of FSP No. 157-3 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS 157. This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it applied to its investment in leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Company’s financial position, results of operations or cash flows. The Company is in the process of evaluating the impact of the deferred provisions of SFAS 157.

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

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowance for doubtful accounts and reserve for credit losses on notes receivable.

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable as defined in SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual contract term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease or loan assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 14 through 34.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL Capital Equipment Fund XI, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund XI, LLC (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund XI, LLC as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

March 26, 2009

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

(In Thousands)

	2008	2007

ASSETS
Cash and cash equivalents	$904	$1,662
Accounts receivable, net of allowance for doubtful accounts of $178 as of December 31, 2008 and $125 as of December 31, 2007	254	418
Notes receivable, net of unearned interest income of $896 and allowance for credit losses of $479 as of December 31, 2008 and net of unearned interest income of $1,432 as of December 31, 2007	3,994	7,336
Investments in securities	421	497
Investments in equipment and leases, net of accumulated depreciation of $23,524 as of December 31, 2008 and $13,547 as of December 31, 2007	39,490	49,106
Due from affiliate	-	146
Other assets	36	32

Total assets	$45,099	$59,197

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$121	$381
Accrued distributions to Other Members	554	554
Other	326	668
Non-recourse debt	17,389	20,579
Acquisition facility obligation	500	4,000
Unearned operating lease income	695	1,388

Total liabilities	19,585	27,570

Commitments and contingencies
Members’ capital:
Managing Member	-	-
Other Members	25,514	31,627

Total Members’ capital	25,514	31,627

Total liabilities and Members’ capital	$45,099	$59,197

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(In Thousands Except for Units and Per Unit Data)

	2008	2007
Revenues:
Operating lease income	$11,820	$10,074
Direct financing leases	3	3
Notes receivable interest income	596	773
Gain on sale of assets and early termination of notes	76	215
Gain on sale of securities	54	93
Interest income	24	79
Other	42	56

Total revenues	12,615	11,293

Expenses:
Depreciation of operating lease assets	9,976	8,510
Asset management fees to Managing Member	648	629
Acquisition expense	48	878
Cost reimbursements to Managing Member	498	523
Provision for losses and doubtful accounts	405	79
Amortization of initial direct costs	205	188
Interest expense	1,298	1,107
Professional fees	265	416
Outside services	55	147
Other	108	140

Total operating expenses	13,506	12,617
Other income, net	8	100

Net loss	$(883)	$(1,224)

Net income (loss):
Managing Member	$392	$426
Other Members	(1,275)	(1,650)

	$(883)	$(1,224)

Net loss per Limited Liability Company Unit (Other Members)	$(0.24)	$(0.32)
Weighted average number of Units outstanding	5,230,507	5,231,645

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2006	5,232,607	$38,135	$-	$38,135
Repurchases of Limited Liability Company Units	(600)	(5)	-	(5)
Rescissions of capital contributions	(1,500)	(15)	-	(15)
Distributions to Other Members ($0.93 per Unit)	-	(4,838)	-	(4,838)
Distributions to Managing Member	-	-	(426)	(426)
Net (loss) income	-	(1,650)	426	(1,224)

Balance December 31, 2007	5,230,507	31,627	-	31,627
Distributions to Other Members ($0.92 per Unit)	-	(4,838)	-	(4,838)
Distributions to Managing Member	-	-	(392)	(392)
Net (loss) income	-	(1,275)	392	(883)

Balance December 31, 2008	5,230,507	$25,514	$-	$25,514

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

(In Thousands)

	2008	2007
Operating activities:
Net loss	$(883)	$(1,224)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(76)	(215)
Depreciation of operating lease assets	9,976	8,510
Amortization of initial direct costs	205	188
Amortization of unearned income on direct finance leases	(3)	(3)
Amortization of unearned income on notes receivable	(596)	(773)
Provision for losses and doubtful accounts	(90)	79
Provision for losses on notes receivable	495	(143)
Gain on sale of securities	(54)	(93)
Changes in operating assets and liabilities:
Accounts receivable	254	32
Prepaid expenses and other assets	(4)	(31)
Accounts payable, Managing Member	(260)	193
Accounts payable, other	(342)	(1,043)
Accounts payable, affiliates	146	(146)
Unearned operating lease income	(693)	275

Net cash provided by operating activities	8,075	5,606

Investing activities:
Purchases of equipment on operating leases	(543)	(20,802)
Purchase of securities	(76)	(342)
Proceeds from early termination of notes receivable	1,223	2,303
Proceeds from sales of lease assets	-	497
Payments of initial direct costs	(12)	(201)
Payments received on direct finance leases	10	9
Note receivable advances	(625)	(3,725)
Proceeds from sale of securities	206	93
Payments received on notes receivable	2,904	3,527

Net cash provided by (used in) investing activities	3,087	(18,641)

Financing activities:
Borrowings under non-recourse debt	2,738	23,121
Repayments under non-recourse debt	(5,928)	(2,542)
Borrowings under acquisition facility	3,000	13,500
Repayments under acquisition facility	(6,500)	(19,000)
Distributions to Other Members	(4,838)	(4,838)
Distributions to Managing Member	(392)	(426)
Rescissions and repurchases of capital contributions	-	(20)

Net cash (used in) provided by financing activities	(11,920)	9,795

Net decrease in cash and cash equivalents	(758)	(3,240)
Cash and cash equivalents at beginning of year	1,662	4,902

Cash and cash equivalents at end of year	$904	$1,662

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,335	$988

Cash paid during the year for taxes	$35	$33

Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$554	$554

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Limited Liability Company matters:

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Net contributions of $52.3 million were received through December 31, 2008, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases of $532 thousand. As of December 31, 2008, 5,230,507 Units were issued and outstanding.

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

The Company, or AFS on behalf of the Company, has incurred costs in connection with the organization, registration and issuance of the Limited Liability Company Units (see Note 7). The amount of such costs to be borne by the Company is limited by certain provisions of the Company’s Operating Agreement. The Company will pay AFS and affiliates of AFS substantial fees which may result in a conflict of interest. The Company will pay substantial fees to AFS and its affiliates before distributions are paid to investors even if the Company does not produce profits. Therefore, the financial position of the Company could change significantly.

The Company is in its acquisition phase and is making distributions on a monthly and quarterly basis. Periodic distributions commenced in June 2005.

2.	Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2008 and 2007, and the related statements of operations and changes in members’ capital and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts which are currently due to the Company. Allowances for doubtful accounts are established based on historical charge off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged off against the allowance on specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct finance lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in financial institutions where the principal is 100% guaranteed under the Troubled Asset Relief Program Act of 2008 (“TARP”), so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable. See Note 3 for a description of lessees and financial borrowers by industry as of December 31, 2008 and 2007.

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

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. The fair value of the Company’s notes receivable is commensurate with the amount at which the asset could be collected in a current transaction, exclusive of transaction costs such as prepayment penalties. The estimated fair value of the Company’s notes receivable was $4.0 million and $7.3 million at December 31, 2008 and 2007, respectively.

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable as defined in Statement of Financial Accounting Standards (“SFAS”) No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.” IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual contract term using a straight-line method for operating leases and the effective interest rate method for direct finance leases and notes receivable. Upon disposal of the underlying lease or loan assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

Segment reporting:

The Company reports segment information in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 establishes annual and interim standards for operating segments of a company. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2008 and 2007 and long-lived assets as of December 31, 2008 and 2007 (in thousands):

	For the year ended December 31,
	2008	% of Total	2007	% of Total
Revenue
United States	$11,632	92%	$10,310	91%

United Kingdom	983	8%	983	9%

Total International	983	8%	983	9%

Total	$12,615	100%	$11,293	100%

	As of December 31,
	2008	% of Total	2007	% of Total
Long-lived assets
United States	$37,074	94%	$45,786	93%

United Kingdom	2,416	6%	3,320	7%

Total International	2,416	6%	3,320	7%

Total	$39,490	100%	$49,106	100%

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2.	Summary of significant accounting policies (continued):

Investment in securities:

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost. See note 13 for further discussion.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At December 31, 2008 and 2007, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company recognized net foreign currency gains of $8 thousand and $100 thousand for the years ended December 31, 2008 and 2007, respectively. Such net foreign currency gains are reflected as other income, net.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Review Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states, which levy income taxes on partnerships. For the years ended December 31, 2008 and 2007, the current provision for state income taxes was approximately $24 thousand and $30 thousand, respectively.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2008 and 2007 as follows (in thousands):

	2008	2007
Financial statement basis of net assets	$25,514	$31,627
Tax basis of net assets (unaudited)	23,274	31,286

Difference	$2,240	$341

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

The following reconciles the net losses reported in these financial statements to the net losses reported on the Company’s federal tax returns (unaudited) for the years ended December 31, 2008 and 2007, respectively (in thousands):

	2008	2007
Net loss per financial statements	$(883)	$(1,224)
Tax adjustments (unaudited):
Adjustment to depreciation expense	(1,740)	(4,423)
Provision for doubtful accounts	53	94
Provision for losses	479	-
Adjustments to revenues	(691)	(93)
Adjustments to gain on sales of assets	-	29
Other	-	(258)

Net loss per federal tax return (unaudited)	$(2,782)	$(5,875)

Other income, net:

During the year ended December 31, 2008 and 2007, other income, net was comprised of gains on foreign currency transactions.

Per unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

Recent accounting pronouncements:

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”), which clarifies the application of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), when the market for a financial asset is inactive. Specifically, FSP No. 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP No. 157-3 is effective immediately and was adopted by the Company on October 1, 2008. The adoption of FSP No. 157-3 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. The Company does not presently anticipate the adoption of SFAS 141R to significantly impact its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS 157. This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it applied to its investment in leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The partial adoption of SFAS 157 did not have a significant effect on the Company’s financial position, results of operations or cash flows. The Company is in the process of evaluating the impact of the deferred provisions of SFAS 157.

3.	Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2008 and 2007, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2008	2007
Transportation services	37%	37%
Material handling	33%	32%
Construction	19%	19%

During 2008 and 2007, certain lessees generated significant portions of the Company’s total operating revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2008	2007
Washington Group International	Construction	12%	*
New NGC, Inc.	Materials handling	11%	*
International Paper Co.	Materials handling	10%	13%
Union Pacific	Transportation	10%	11%

*	Less than 10%

4.	Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable were generally up to 120 months and bear interest at rates ranging from 8.5% to 16.0%. The notes are secured by the equipment financed. The notes mature from 2009 through 2016. At December 31, 2008, the Company had a $479 thousand reserve for impairment losses related to a $499 thousand note receivable. There were no impaired notes at December 31, 2007.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

The minimum future payments receivable as of December 31, 2008 are as follows (in thousands):

Year ending December 31, 2009	$1,948
2010	1,627
2011	514
2012	399
2013	295
Thereafter	576

5,359
Less: portion representing unearned interest income	(896)

4,463
Unamortized indirect costs	10
Less: allowance for credit losses	(479)

Notes receivable, net	$3,994

IDC amortization expense related to notes receivable and the Company’s operating and direct finance leases for years ended December 31, 2008 and 2007 are as follows (in thousands):

	For the year ended December 31,
	2008	2007
IDC amortization - notes receivable	$21	$28
IDC amortization - lease assets	184	160

Total	$205	$188

5.	Allowance for credit losses:

The table below shows the Company’s allowance for credit losses as of December 31, 2008 and 2007 (in thousands):

	Reserve for Losses and Impairments	Allowance for Doubtful Accounts	Total
Balance December 31, 2006	$143	$31	$174
Provision for credit losses	-	94	94
Charge-offs	(143)	-	(143)

Balance December 31, 2007	-	125	125
Provision for credit losses	496	53	549
Charge-offs	(17)	-	(17)

Balance December 31, 2008	$479	$178	$657

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

6.	Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2007	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2008
Net investment in operating leases	$48,524	$543	$(9,976)	$39,091
Net investment in direct financing leases	49	-	(7)	42
Initial direct costs, net of accumulated amortization of $368 at December 31, 2008 and $279 at December 31, 2007	533	8	(184)	357

Total	$49,106	$551	$(10,167)	$39,490

Additions to net investment in operating leases are stated at cost and include amounts accrued at December 31, 2008 and 2007 related to asset purchase obligations.

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. No impairment losses were recorded in 2008 or 2007. Depreciation expense on property subject to operating leases and property held for lease or sale was $10.0 million and $8.5 million for the years ended December 31, 2008 and 2007, respectively.

All of the leased property was acquired during the years 2005 through 2008.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2007	Additions	Reclassifications or Dispositions	Balance December 31, 2008
Materials handling	$19,901	$543	$-	$20,444
Construction	11,881	-	-	11,881
Transportation, rail	11,723	-	-	11,723
Transportation, other	11,122	-	-	11,122
Logging and lumber	2,001	-	-	2,001
Aviation	1,658	-	-	1,658
Manufacturing	1,499	-	-	1,499
Marine	1,415	-	-	1,415
Research	725	-	-	725
Office furniture	146	-	-	146

	62,071	543	-	62,614
Less accumulated depreciation	(13,547)	(9,976)	-	(23,523)

Total	$48,524	$(9,433)	$-	$39,091

The average estimated residual value for assets on operating leases was 22% of the assets’ original cost at December 31, 2008 and 2007.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

6.	Investment in equipment and leases, net (continued):

Direct financing leases:

As of December 31, 2008, investment in direct financing leases consists of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Total minimum lease payments receivable	$37	$47
Estimated residual values of leased equipment (unguaranteed)	10	10

Investment in direct financing leases	47	57
Less unearned income	(5)	(8)

Net investment in direct financing leases	$42	$49

At December 31, 2008, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2009	$10,051	$10	$10,061
2010	8,947	9	8,956
2011	5,977	9	5,986
2012	2,920	9	2,929
2013	1,848	-	1,848
Thereafter	1,839	-	1,839

	$31,582	$37	$31,619

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30 - 35
Aviation	20 - 30
Marine vessels	20 - 30
Manufacturing	10 - 20
Construction	7 - 10
Logging & lumber	7 - 10
Materials handling	7 - 10
Office furniture	7 - 10
Research	7 - 10
Transportation, other	7 - 10

7.	Related party transactions:

The terms of the Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale, and for management of the Company.

The Operating Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Company. Administrative services provided include Company accounting, finance/treasury, investor relations, legal counsel and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of equipment. Reimbursable costs incurred by AFS are

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

7.     Related party transactions (continued):

allocated to the Company based upon estimated time incurred by employees working on Company business and an allocation of rent and other costs based on utilization studies.

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; and investor relations, communications services and general administrative services are performed by AFS.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2008, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2008 and 2007:

	2008	2007
Administrative costs reimbursed to Managing Member	$498	$523
Asset management fees to Managing Member	648	629
Acquisition and initial direct costs paid to Managing Member	55	1,059

	$1,201	$2,211

8.	Non-recourse debt:

At December 31, 2008 and 2007, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 4.33% to 6.65%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2008, gross lease rentals totaled approximately $19.6 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $23.2 million. The notes mature from 2009 through 2015.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2009	$4,980	$893	$5,873
2010	4,766	604	5,370
2011	3,660	343	4,003
2012	1,460	183	1,643
2013	1,065	118	1,183
Thereafter	1,458	80	1,538

	$17,389	$2,221	$19,610

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

9.	Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a financing arrangement (comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate) with a group of financial institutions that includes certain financial covenants. The financial arrangement is for $75 million. Originally scheduled to expire in June 2009, the facility was amended effective December 22, 2008 to extend the term of the agreement through June 2010. Under such amendment, the tangible net worth threshold for ATEL 12, LLC participation in the acquisition facility was reduced from $15 million to $7.5 million. As of December 31, 2008, ATEL 12, LLC was eligible to participate.

As of December 31, 2008 and 2007, borrowings under the facility were as follows (in thousands):

	2008	2007
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(500)	(4,000)
Amounts borrowed by affiliated partnerships and limited liability companies under the acquisition and warehouse facilities	(8,323)	(4,625)

Total remaining available under the acquisition and warehouse facilities	$66,177	$66,375

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2008, borrowings of $1.3 million were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2008 was approximately $264 thousand. There were no borrowings under the warehouse facility as of December 31, 2007.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings was 3.25% at December 31, 2008 and ranged from 6.11% to 6.35% at December 31, 2007. The weighted average interest rate on borrowings was 4.55% and 7.00% during the years ended December 31, 2008 and 2007, respectively.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of December 31, 2008, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC, the Company and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program

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

As of December 31, 2008, the full amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company, subject to certain terms or agreement limitations. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of December 31, 2008.

10.	Commitments:

At December 31, 2008, the Company had no outstanding commitments to purchase lease assets or finance loans.

11.	Guarantees:

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

12.	Members’ capital:

As of December 31, 2008 and 2007, 5,230,507 Units were issued and outstanding. The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated sales of Units effective April 30, 2006.

During the year ended December 31, 2007, the Company rescinded or repurchased Units totaling 2,100. There were no such rescissions or repurchases of Units during 2008. Rescissions or repurchases of Units is solely at the discretion of the Managing Member.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

12.	Members’ capital (continued):

During the years ended December 31, 2008 and 2007, distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2008	2007
Distributions declared	$4,838	$4,838
Weighted average number of Units outstanding	5,230,507	5,231,645

Weighted average distributions per Unit	$0.92	$0.93

13.	Fair value of financial instruments:

On January 1, 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2 and FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three levels of inputs within the fair value hierarchy are defined as follows:

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

At December 31, 2008, the Company had no financial assets or liabilities that require measurement on a recurring or non-recurring basis under SFAS 157.

Alternatively, the following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of SFAS No. 107 and should be read in conjunction with the Company’s financial statements and related notes.

The Company has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate consistent with SFAS 157. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For all of these reasons, the aggregation of the fair values presented herein does not represent, and should not be construed to represent, their underlying value.

Cash and cash equivalents:

The recorded amounts of the Company’s cash and cash equivalents at December 31, 2008 approximate fair value because of the liquidity and short-term maturity of these instruments.

Notes receivable:

The Company’s notes receivable are stated at the amount at which the asset could be collected in a current transaction, exclusive of transaction costs such as prepayment penalties.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

13.	Fair value of financial instruments (continued):

Investment in securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost.

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of December 31, 2008 and 2007. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with SFAS 107 at December 31, 2008 and 2007 (in thousands):

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$904	$904	$1,662	$1,662
Notes receivable	3,994	3,994	7,336	7,336

Financial liabilities:
Non-recourse debt	17,389	18,457	20,597	21,201
Borrowings	500	500	4,000	4,000

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A(T).   CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

All internal control processes, no matter how well designed, have inherent limitations. Therefore, even those processes determined to be effective can provide only reasonable assurance with respect to the reliability of financial statement preparation and presentation. Further, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2008. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

ATEL Financial Services, LLC (“AFS”) is the Company’s Managing Member or Manager. AFS is controlled by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control ATEL and affiliated companies, through its subsidiaries, ATEL Leasing Corporation (“ALC”), AFS’s managing member, and ATEL Business Credit, Inc. (“ABC”), the other member of AFS. ALC and ABC are AFS’s only members. The outstanding voting capital stock of ACG is owned 100% by Dean L. Cash.

Each of ALC and AFS is a subsidiary under the control of ACG and performs services for the Company. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; investor relations, communications services and general administrative services are performed by AFS. ATEL Securities Corporation (“ASC”), a wholly-owned subsidiary of AFS, performed distribution services in connection with the Company’s public offering of its Units.

The officers and directors of ATEL and its affiliates are as follows:

Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

Vasco H. Morais	Executive Vice President, Secretary and General Counsel of ATEL Financial Services, LLC (Managing Member)

Dean L. Cash, age 58, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 55, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 50, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

ALC is the managing member of AFS, the Managing Member of the registrant. The board of directors of ALC acts as the audit committee of the registrant. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of ALC and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2008.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Managing Member, AFS, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2008 and 2007 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ASC, an affiliate of AFS. Through December 31, 2008, $4.7 million of such commissions had been paid to AFS or its affiliate. Of that amount, $3.9 million has been re-allowed to other broker/dealers.

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

AFS supervises performance of all management activities, including, among other activities: the acquisition and financing of the equipment portfolio, collection of lease revenues, monitoring compliance by lessees with the lease terms, assuring that Equipment is being used in accordance with all operative contractual arrangements, paying operating expenses and arranging for necessary maintenance and repair of equipment in the event a lessee fails to do so, monitoring property, sales and use tax compliance and preparation of operating financial data. AFS intends to delegate all or a portion of its duties and the Asset Management Fee to one or more of its affiliates who are in the business of providing such services.

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

Asset Management Fee Limit. The Asset Management Fee Limit will be calculated each year during the Fund’s term by calculating the total fees that would be paid to the Manager if the Manager were to be compensated on the basis of the maximum compensation payable under the NASAA Fee Limitation, including the Manager’s Carried Interest, as described below. To the extent that the amount paid as Front End Fees, the Asset Management Fee, and the Carried Interest for any year would cause the total fees to exceed the aggregate amount of fees calculated under the NASAA Fee Limitation for the year, the Asset Management Fee and/or Carried Interest for that year will be reduced to equal the maximum aggregate fees under the NASAA Fee Limitation. To the extent any such fees are reduced, the amount of such reduction will be accrued and deferred, and such accrued and deferred compensation would be paid to the Manager in a subsequent period, but only to the extent that the deferred compensation would be within the Asset Management Fee Limit for that later period. Any deferred fees that cannot be paid under the applicable limitations through the date of liquidation would be forfeited by the Manager at liquidation.

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

See Note 7 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for amounts paid.

Managing Member’s Interest in Operating Proceeds

AFS receives an allocation of all 7.5% of all Company net income, net loss and investment tax credits corresponding to its Carried Interest in Distributions and the remaining 92.5% is allocated among the Members. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2008 and 2007.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2008, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions” at Note 7 thereof, and Item 10 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the last two years, the Company incurred audit and other fees with its principal auditors as follows (in thousands):

	2008	2007
Audit fees	$128	$116
Other	33	1

	$161	$117

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

Other fees represent costs incurred in connection with various Agreed-Upon Procedures engagements.

ALC is the managing member of AFS, the Managing Member of the registrant. The board of directors of ALC acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of ALC acting on behalf of the board of directors in its role as the audit committee of the Company.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2008 and 2007

Statements of Operations for the years ended December 31, 2008 and 2007

Statements of Changes in Members’ Capital for the years ended December 31, 2008 and 2007

Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to Financial Statements

2.	Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Exhibits

(3) and (4) Amended and Restated Limited Liability Company Operating Agreement, included as exhibit B to the Prospectus effective April 11, 2005 as filed on May 05, 2005 (File Number 333-120276) is hereby incorporated herein by reference.

(14.1)	Code of Ethics

(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)

(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)

(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350

(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2009

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
Samuel Schussler,
Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 26, 2009

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 26, 2009

/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 26, 2009

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.