Form 10-Q
period 2009-03-31
ATEL Capital Equipment Fund XI, LLC
filed 2009-05-14
CIK 1297667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2009

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of Limited Liability Company Units outstanding as of April 30, 2009 was 5,210,507.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

MARCH 31, 2009 AND DECEMBER 31, 2008

(In Thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$1,731	$904
Accounts receivable, net of allowance for doubtful accounts of $171 as of March 31, 2009 and $178 as of December 31, 2008	202	254
Notes receivable, net of unearned interest income of $799 and allowance for credit losses of $479 as of March 31, 2009 and net of unearned interest income of $896 and allowance for credit losses of $479 as of December 31, 2008	3,669	3,994
Investment in securities	246	421
Investments in equipment and leases, net of accumulated depreciation of $25,114 as of March 31, 2009 and $23,524 as of December 31, 2008	37,143	39,490
Other assets	31	36

Total assets	$43,022	$45,099

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$130	$121
Accrued distributions to Other Members	552	554
Other	454	326
Non-recourse debt	16,093	17,389
Acquisition facility obligation	1,000	500
Unearned operating lease income	754	695

Total liabilities	18,983	19,585

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	24,039	25,514

Total Members’ capital	24,039	25,514

Total liabilities and Members’ capital	$43,022	$45,099

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED

MARCH 31, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues:
Operating lease income	$2,815	$2,993
Direct financing leases	11	1
Notes receivable interest income	105	197
Gain of sale of assets and early termination of notes	9	36
(Loss) gain on sale or disposition of securities	(54)	41
Interest income	—	8
Other	6	11

Total revenues	2,892	3,287
Expenses:
Depreciation of operating lease assets	2,246	2,497
Asset management fees to Managing Member	148	189
Acquisition expense	5	48
Cost reimbursements to Managing Member	87	250
Reversal of provision for doubtful accounts	(8)	(51)
Provision for losses on investment in securites	50	—
Amortization of initial direct costs	41	54
Interest expense	269	375
Professional fees	69	86
Outside services	9	7
Other	24	29

Total operating expenses	2,940	3,484
Other (loss) income, net	(24)	65

Net loss	$(72)	$(132)

Net income (loss):
Managing Member	$98	$98
Other Members	(170)	(230)

	$(72)	$(132)

Net loss per Limited Liability Company Unit (Other Members)	$(0.03)	$(0.04)
Weighted average number of Units outstanding	5,221,174	5,230,507

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE

THREE MONTHS ENDED

MARCH 31, 2009

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2007	5,230,507	$31,627	$—	$31,627
Distributions to Other Members ($0.92 per Unit)	—	(4,838)	—	(4,838)
Distributions to Managing Member	—	—	(392)	(392)
Net (loss) income	—	(1,275)	392	(883)

Balance December 31, 2008	5,230,507	25,514	—	25,514
Distributions to Other Members ($0.23 per Unit)	—	(1,205)	—	(1,205)
Repurchases of capital contributions	(20,000)	(100)	—	(100)
Distributions to Managing Member	—	—	(98)	(98)
Net (loss) income	—	(170)	98	(72)

Balance March 31, 2009	5,210,507	$24,039	$—	$24,039

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED

MARCH 31, 2009 AND 2008

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2009	2008
Operating activities:
Net loss	$(72)	$(132)
Adjustment to reconcile net loss to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(9)	(36)
Depreciation of operating lease assets	2,246	2,497
Amortization of initial direct costs	41	54
Amortization of unearned income on direct financing leases	(11)	(1)
Amortization of unearned income on notes receivable	(105)	(197)
Reversal of provision for doubtful accounts	(8)	(51)
Provision for losses on investment in securities	50	—
Loss (gain) on sale or disposition of securities	54	(41)
Changes in operating assets and liabilities:
Accounts receivable	60	121
Prepaid and other assets	5	15
Accounts payable, Managing Member	9	(228)
Accrued distributions to Other Members	(2)	—
Accounts payable, other	128	(159)
Accrued liabilities, affiliates	—	146
Unearned operating lease income	59	(172)

Net cash provided by operating activities	2,445	1,816

Investing activities:
Purchases of equipment on operating leases	—	(543)
Proceeds from early termination of notes receivable	84	1,017
Proceeds from sales of lease assets	76	—
Payments of initial direct costs	(1)	(9)
Payments received on direct financing leases	3	2
Note receivable advances	—	(757)
Proceeds from sale of securities	71	41
Payments on notes receivable	348	790

Net cash provided by investing activities	581	541

Financing activities:
Repayments under non-recourse debt	(1,296)	(1,399)
Borrowings under acquisition facility	500	3,000
Repayments under acquisition facility	—	(1,500)
Distributions to Other Members	(1,205)	(1,210)
Distributions to Managing Member	(98)	(98)
Rescissions of capital contributions	(100)	—

Net cash used in financing activities	(2,199)	(1,207)

Net increase in cash and cash equivalents	827	1,150
Cash and cash equivalents at beginning of period	904	1,662

Cash and cash equivalents at end of period	$1,731	$2,812

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$276	$387

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$552	$554

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Net contributions of $52.2 million were received through March 31, 2009, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases of $632 thousand. As of March 31, 2009, 5,210,507 Units were issued and outstanding.

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

The Company’s unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

results for the three months ended March 31, 2009 are not necessarily indicative of the results for the year ending December 31, 2009. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on equity or net income.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2009 and 2008 and long-lived assets as of March 31, 2009 and December 31, 2008 (in thousands):

	For the three months ended March 31,
	2009	% of Total	2008	% of Total
Revenue
United States	$2,663	92%	$3,041	93%

United Kingdom	229	8%	246	7%

Total International	229	8%	246	7%

Total	$2,892	100%	$3,287	100%

	As of March 31,		As of December 31,
	2009	% of Total	2008	% of Total
Long-lived assets
United States	$34,938	94%	$37,074	94%

United Kingdom	2,205	6%	2,416	6%

Total International	2,205	6%	2,416	6%

Total	$37,143	100%	$39,490	100%

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Investment in securities

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost. At March 31, 2009, the Company deemed an investment security to be impaired. Accordingly, the Company recorded a fair value adjustment of approximately $50 thousand which reduced the cost basis of the investment. Such fair value adjustment is non-recurring. Under SFAS 157, the investment security is classified within Level 3 of the valuation hierarchy. The Company had no level 3 assets prior to the aforementioned impaired security.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At March 31, 2009 and 2008, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company recognized net foreign currency losses of $24 thousand and net foreign currency gains of $65 thousand for the three months ended March 31, 2009 and 2008, respectively.

Other (loss) income, net:

During the three months ended March 31, 2009 and 2008, other (loss) income, net was comprised of losses and gains on foreign currency transactions.

Per Unit data:

Net losses and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company for its second quarter 2009 interim reporting period. The Company is currently evaluating the effect of adopting FSP No. 157-4 on its financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“the FSP”). The FSP requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. The FSP is effective for interim reporting periods ending after June 15, 2009. Accordingly, the FSP is effective for the Company’s second quarter 2009 interim reporting period and the relevant disclosures will be added at such time.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), as an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted the provisions of SFAS 161 on January 1, 2009. The adoption of SFAS 161 did not have a significant effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This standard is effective for fiscal years beginning after December 15, 2008. SFAS 141R will impact the Company only if it elects to enter into a business combination subsequent to December 31, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The provisions of SFAS 157 were to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which defers the effective date of SFAS 157 as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of SFAS 157 except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities as noted in FSP No. 157-2. The deferred provisions of SFAS 157 were implemented effective January 1, 2009 without significant effect on the Company’s financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable were generally up to 120 months and bear interest at rates ranging from 8.4% to 16.0%. The notes are secured by the equipment financed. The notes mature from 2009 through 2016. At March 31, 2009, the Company had a $479 thousand reserve for impairment losses related to a $499 thousand note receivable. There were no impaired notes at March 31, 2008.

The minimum future payments receivable as of March 31, 2009 are as follows (in thousands):

Nine months ending December 31, 2009	$1,529
Year ending December 31, 2010	1,631
2011	510
2012	399
2013	295
2014	221
Thereafter	354

4,939
Less: portion representing unearned interest income	(799)

4,140
Unamortized indirect costs	8
Less: allowance for credit losses	(479)

Notes receivable, net	$3,669

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2009 and 2008 are as follows (in thousands):

	Three months ended March 31,
	2009	2008
IDC amortization - notes receivable	$3	$8
IDC amortization - lease assets	38	46

Total	$41	$54

4. Investment in equipment leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2009
Net investment in operating leases	$39,091	$(335)	$(2,246)	$36,510
Net investment in direct financing leases	42	58	8	108
Assets held for sale or lease, net	—	207	—	207
Initial direct costs, net of accumulated amortization of $405 at March 31, 2009 and $368 at December 31, 2008	357	—	(39)	318

Total	$39,490	$(70)	$(2,277)	$37,143

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment leases, net (continued):

For the three months ended March 31, 2009 and 2008, IDC amortization expense related to operating leases and direct financing leases was $38 thousand and $46 thousand, respectively (see Note 3).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment looses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded for the three months ended March 31, 2009 and 2008. Depreciation expense on property subject to operating leases and property held for lease or sale was $2.2 million and $2.5 million for the three months ended March 31, 2009 and 2008, respectively.

All of the leased property was acquired during the years 2005 through 2008.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance March 31, 2009
Materials handling	$20,444	$—	$(1,250)	$19,194
Construction	11,881	—	—	11,881
Transportation, rail	11,723	—	—	11,723
Transportation, other	11,122	—	—	11,122
Logging & lumber	2,001	—	—	2,001
Aviation	1,658	—	—	1,658
Manufacturing	1,499	—	(328)	1,171
Marine vessels	1,415	—	—	1,415
Research	725	—	—	725
Office furniture	146	—	—	146

	62,614	—	(1,578)	61,036
Less accumulated depreciation	(23,523)	(2,246)	1,243	(24,526)

Total	$39,091	$(2,246)	$(335)	$36,510

The average estimated residual value for assets on operating leases was 22% of the assets’ original cost at March 31, 2009 and December 31, 2008.

Direct financing leases:

As of March 31, 2009, investment in direct financing leases consists of materials handling equipment. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Total minimum lease payments receivable	$132	$37
Estimated residual values of leased equipment (unguaranteed)	28	10

Investment in direct financing leases	160	47
Less unearned income	(52)	(5)

Net investment in direct financing leases	$108	$42

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment leases, net (continued):

At March 31, 2009, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2009	$7,148	$56	$7,204
Year ending December 31, 2010	8,948	58	9,006
2011	5,977	9	5,986
2012	2,920	9	2,929
2013	1,848	—	1,848
2014	1,162	—	1,162
Thereafter	677	—	677

	$28,680	$132	$28,812

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30 -35
Aviation	20 -30
Marine vessels	20 -30
Manufacturing	10 -20
Construction	7 - 10
Logging & lumber	7 - 10
Materials handling	7 - 10
Office furniture	7 - 10
Research	7 - 10
Transportation, other	7 - 10

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

5. Related party transactions (continued):

During the three months ended March 31, 2009 and 2008, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Administrative costs reimbursed to Managing Member and/or affiliates	$87	$250
Asset management fees to Managing Member and/or affiliates	148	189
Acquisition and initial direct costs paid to Managing Member	5	53

	$240	$492

6. Non-recourse Debt:

At March 31, 2009, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 4.33% to 6.65%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2009, gross lease rentals totaled approximately $18.0 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $21.8 million. The notes mature from 2009 through 2015.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2009	$3,684	$641	$4,325
Year ending December 31, 2010	4,766	604	5,370
2011	3,660	343	4,003
2012	1,460	183	1,643
2013	1,065	118	1,183
2014	819	64	883
Thereafter	639	17	656

	$16,093	$1,970	$18,063

7. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a financing arrangement with a group of financial institutions that includes certain financial covenants. The financial arrangement is comprised of a working capital term loan facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate. The facility is for $75 million and expires in June 2010.

As of March 31, 2009 and December 31, 2008, borrowings under the facility were as follows (in thousands):

	March 31, 2009	December 31, 2008
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	(1,000)	(500)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(9,500)	(8,323)

Total remaining available under the acquisition and warehouse facilities	$64,500	$66,177

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities (continued):

The Company is contingently liable for principal payments under the warehouse facility as borrowings are recourse jointly and severally to the extent of the pro-rata share of the Company’s net worth as compared to the aggregate net worth of certain of the affiliated partnerships and limited liability companies of the Company and including AFS and ALC (which latter two entities are 100% liable). The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2009, there were no outstanding borrowings under the warehouse facility. As of December 31, 2008, borrowings of $1.3 million were outstanding under the warehouse facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2008 was approximately $264 thousand.

The interest rate on the Master Terms Agreement is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Master Terms Agreement that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Master Terms Agreement. The effective interest rate on borrowings was 2.42% and 3.25% at March 31, 2009 and December 31, 2008, respectively. The weighted average interest rate on borrowings was 2.43% and 4.91% during the three months ended March 31, 2009 and 2008, respectively.

Draws on the acquisition facility by any affiliated partnership and/or limited liability company borrower are secured by a blanket lien on that borrower’s assets, including but not limited to equipment and related leases.

To manage the warehousing facility for the holding of assets prior to allocation to specific investor programs, a Warehousing Trust Agreement has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The warehousing facility is used to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust Agreement, as described below. When a program no longer has a need for short term financing provided by the warehousing facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added. As of March 31, 2009, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC, the Company and ATEL 12, LLC. Pursuant to the Warehousing Trust Agreement, the benefit of the lease transaction assets, and the corresponding liabilities under the warehouse borrowing facility, inure to each of such entities based upon each entity’s pro-rata share in the warehousing trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the warehouse trust estate, excepting that the trustees, AFS and ALC, are both liable for their pro-rata shares of the obligations based on their respective net worth, and jointly liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the borrowing facility. Transactions are financed through this warehousing facility only until the transactions are allocated to one or more specific programs for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the pro-rata portion of the debt associated with the asset, either with cash or by means of the acquisition facility financing, the program’s interest in the asset is removed from the warehouse facility collateral, and ownership of the asset and any pro-rata debt obligation associated with the asset are assumed solely by the purchasing entity.

As of March 31, 2009, the total amount remaining available under the joint acquisition and warehouse facility is potentially available to the Company, subject to certain terms or agreement limitations. However, as amounts are drawn on the facility by each of the Company and the affiliates who are borrowers under the facility, the amount available to all is reduced. As the warehousing facility is a short term bridge facility, any amounts borrowed under the warehousing facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the warehouse facility for further short term borrowing.

The financing arrangement discussed above includes certain financial and non-financial covenants applicable to each borrower. The Company and affiliates were in compliance with all covenants as of March 31, 2009.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

8. Commitments:

At March 31, 2009, the Company had no outstanding commitments to purchase lease assets or finance loans.

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

10. Members’ capital:

As of March 31, 2009 and 2008, 5,210,507 and 5,230,507 Units were issued and outstanding, respectively. The Fund was authorized to issue up to 15,000,000 Units. The Company terminated sales of Units effective April 30, 2006.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2009	2008
Distributions declared	$1,205	$1,210
Weighted average number of Units outstanding	5,221,174	5,230,507

Weighted average distributions per Unit	$0.23	$0.23

11. Subsequent event:

One of the Company’s lessees, a major automaker, filed bankruptcy subsequent to the first quarter of 2009. As of March 31, 2009, the Company has approximately $1.5 million of investment in equipment and leases with this automaker. It is uncertain as to what the outcome of the bankruptcy will be, and therefore, no adjustments were deemed necessary in the first quarter of 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, the economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the market for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

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

Results of Operations

The three months ended March 31, 2009 versus the three months ended March 31, 2008

The Company had net losses of $72 thousand and $132 thousand for the three months ended March 31, 2009 and 2008, respectively. Results for the first quarter of 2009 reflect decreases in both total revenues and operating expenses when compared with results for the first quarter of 2008.

Revenues

Total revenues for the first quarter of 2009 declined by $395 thousand, or 12%, as compared to the prior year period. The net reduction in total revenues was primarily due to decreases in operating lease revenues, gain on sale of securities, interest income on notes receivable and gain on sales of assets and early termination of notes.

Total operating lease revenues declined by $178 thousand primarily as a result of runoff, sales of lease assets and decline in acquisition phase activity as the Fund approached full investment. Gain on sale of securities decreased by $95 thousand largely due to an impaired security that was written-off during the first quarter of 2009.

In addition, interest income on notes receivable declined by $92 thousand primarily due to continued runoff and early terminations of certain notes receivable; and gain on sales of assets and early termination of notes decreased by $27 thousand mainly due to a reduction in collections of penalty fees related to early terminations of notes receivable.

Expenses

Total expenses for the first quarter of 2009 decreased by $544 thousand, or 16%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in depreciation expense, costs reimbursed to AFS, interest expense, acquisition expense and asset management fees paid to AFS offset, in part, by an increase in the provision for losses.

Depreciation expense for the first quarter of 2009 decreased by $251 thousand, or 10%, as compared to the prior year period, largely due to runoff and sales of lease assets. Costs reimbursed to AFS decreased by $163 thousand as a result of a refinement of cost allocation methodologies employed by the Managing Member, intended to ensure that Fund management costs are allocated appropriately. This process is continuous and is evaluated, analyzed and modified as necessary. Interest expense declined by $106 thousand as the Company continues to pay down outstanding borrowings.

In addition, acquisition expense decreased by $43 thousand largely due to the decline in acquisition phase activity as previously discussed; and asset management fees paid to AFS was reduced by $41 thousand primarily due to the decline in assets managed by the Managing Member.

The aforementioned decreases in expenses were partially offset by an increase in the provision for losses, totaling $50 thousand as the Company recorded a $50 thousand impairment loss related to an investment security.

Other (loss) income, net

The Company recorded other loss, net totaling $24 thousand for the first quarter of 2009 as compared to other income, net of $65 thousand during the first quarter of 2008, a decrease of $89 thousand. The decrease was a result of an unfavorable change in foreign currency transaction gains and losses recognized during the first quarter of 2009 as compared to the prior year period.

The increase in foreign currency losses was largely due to the continued strength of the U.S. currency against the British pound, which comprises the majority of the Company’s foreign currency transactions.

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

The change in the Company’s cash flow for the three months ended March 31, 2009 when compared to the three months ended March 31, 2008 is as follows:

•	Operating Activities

Cash provided by operating activities increased by $629 thousand for the first quarter of 2009 as compared to the prior year period. The net increase in cash was primarily attributable to reduced payments made against accounts payable and accrued liabilities totaling $376 thousand, increased unearned lease income totaling $231 thousand and increased net operating results, as adjusted for non-cash items such as gains on sales of assets and depreciation expense, totaling $93 thousand. These increases in cash were offset, in part, by decreased net collections of outstanding accounts receivable totaling $61 thousand.

Payments made against accounts payable and accrued liabilities declined as the first quarter 2008 amount includes payment of 2007 accruals related to asset purchases and reimbursements to AFS. The increase in unearned lease income represents a period over period increase in prepaid rents; and the increase in net operating results, as adjusted for non-cash items, was primarily a result of a period over period decline in certain operating expenses offset, in part, by the decrease in operating lease revenue and notes receivable interest income.

The net collections of accounts receivable declined mainly due to the first quarter 2008 collection of certain 2007 billings.

•	Investing Activities

Cash provided by investing activities was relatively flat at $581 thousand for the first quarter of 2009 as compared to $541 thousand for the prior year period. However, the slight increase in cash flow was comprised of significant changes in certain investing activities as follows: cash increased by $1.3 million due to a decline in assets originated and/or funded. The decrease in loan funding and lease origination was attributable to the decline in acquisition phase activity as the Fund has approached full investment.

The aforementioned increase in cash was offset, in part, by decreases in proceeds from early terminations of notes and payments on notes receivable. The decrease in proceeds from early termination of notes receivable reduced cash by $933 thousand and was due to a period over period decline in prepayments of notes. Similarly, the reduction in payments received on notes receivable reduced cash by $442 thousand and was largely due to the continued runoff of the notes portfolio.

•	Financing Activities

Net cash provided by financing activities decreased by $992 thousand during the first quarter of 2009 as compared to the prior year period. The net decrease in cash flow was primarily due to an $897 thousand reduction in net proceeds from borrowings during the comparative periods combined with a $100 thousand period over period increase in rescissions of capital contributions.

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

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. Additional distributions have been consistently made through March 31, 2009.

At March 31, 2009, there were no commitments to purchase lease assets and fund investments in notes receivable.

Item 4.	Controls and procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, which is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as it is applicable to the Company, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

None.

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

Date: May 13, 2009

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