Form 10-Q
period 2009-06-30
ATEL Capital Equipment Fund XI, LLC
filed 2009-08-13
CIK 1297667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2009

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

The number of Limited Liability Company Units outstanding as of July 31, 2009 was 5,210,507.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

JUNE 30, 2009 AND DECEMBER 31, 2008

(In Thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,598	$904
Accounts receivable, net of allowance for doubtful accounts of $176 as of June 30, 2009 and $178 as of December 31, 2008	207	254
Notes receivable, net of unearned interest income of $708 and allowance for credit losses of $479 as of June 30, 2009 and net of unearned interest income of $896 and allowance for credit losses of $479 as of December 31, 2008	3,245	3,994
Investment in securities	312	421
Investments in equipment and leases, net of accumulated depreciation of $24,171 as of June 30, 2009 and $23,524 as of December 31, 2008	29,518	39,490
Other assets	22	36

Total assets	$36,902	$45,099

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$247	$121
Accrued distributions to Other Members	552	554
Other	477	326
Non-recourse debt	11,049	17,389
Acquisition facility obligation	—	500
Unearned operating lease income	675	695

Total liabilities	13,000	19,585

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	23,902	25,514

Total Members’ capital	23,902	25,514

Total liabilities and Members’ capital	$36,902	$45,099

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED

JUNE 30, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Operating lease income	$2,612	$2,993	$5,427	$5,986
Direct financing leases	10	—	21	1
Notes receivable interest income	85	165	190	362
Gain on sale of assets and early termination of notes	1,413	18	1,422	54
Gain (loss) on sale of securities	8	13	(46)	54
Interest income	—	9	—	17
Other	3	9	9	20

Total revenues	4,131	3,207	7,023	6,494
Expenses:
Depreciation of operating lease assets	2,172	2,500	4,418	4,997
Asset management fees to Managing Member	296	154	444	343
Acquisition expense	—	(13)	5	35
Cost reimbursements to Managing Member	83	83	170	333
(Reversal of provision) provision for doubtful accounts	(19)	15	(27)	(36)
Provision for losses on investment in securities	—	—	50	—
Amortization of initial direct costs	44	51	85	105
Interest expense	269	336	538	711
Professional fees	34	64	103	150
Outside services	9	9	18	16
Other	35	36	59	65

Total operating expenses	2,923	3,235	5,863	6,719
Other (loss) income, net	(43)	(12)	(67)	53

Net income (loss)	$1,165	$(40)	$1,093	$(172)

Net income (loss):
Managing Member	$97	$98	$195	$196
Other Members	1,068	(138)	898	(368)

	$1,165	$(40)	$1,093	$(172)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.20	$(0.03)	$0.17	$(0.07)
Weighted average number of Units outstanding	5,210,507	5,230,507	5,215,811	5,230,507

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE

SIX MONTHS ENDED

JUNE 30, 2009

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2007	5,230,507	$31,627	$—	$31,627
Distributions to Other Members ($0.92 per Unit)	—	(4,838)	—	(4,838)
Distributions to Managing Member	—	—	(392)	(392)
Net (loss) income	—	(1,275)	392	(883)

Balance December 31, 2008	5,230,507	25,514	—	25,514
Distributions to Other Members ($0.46 per Unit)	—	(2,410)	—	(2,410)
Repurchases of capital contributions	(20,000)	(100)	—	(100)
Distributions to Managing Member	—	—	(195)	(195)
Net income	—	898	195	1,093

Balance June 30, 2009	5,210,507	$23,902	$—	$23,902

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

THREE AND SIX MONTHS ENDED

JUNE 30, 2009 AND 2008

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operating activities:
Net income (loss)	$1,165	$(40)	$1,093	$(172)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(1,413)	(18)	(1,422)	(54)
Depreciation of operating lease assets	2,172	2,500	4,418	4,997
Amortization of initial direct costs	44	51	85	105
Amortization of unearned income on direct finance leases	(10)	—	(21)	(1)
Amortization of unearned income on notes receivable	(85)	(165)	(190)	(362)
(Reversal of provision) provision for doubtful accounts	(19)	15	(27)	(36)
Provision for losses on investment in securities	—	—	50	—
(Gain) loss on sale or disposition of securities	(8)	(13)	46	(54)
Changes in operating assets and liabilities:
Accounts receivable	14	104	74	225
Prepaid and other assets	9	7	14	22
Accounts payable, Managing Member	117	(52)	126	(280)
Accrued distributions to Other Members	—	—	(2)	—
Accounts payable, other	23	(176)	151	(335)
Due (from) to affiliates	—	(43)	—	103
Unearned operating lease income	(79)	(392)	(20)	(564)

Net cash provided by operating activities	1,930	1,778	4,375	3,594

Investing activities:
Purchases of equipment on operating leases	—	—	—	(543)
Proceeds from early termination of notes receivable	86	(224)	170	793
Proceeds from sales of lease assets	6,749	—	6,825	—
Payments of initial direct costs	—	(3)	(1)	(12)
Payments received on direct finance leases	18	2	21	4
Note receivable advances	—	382	—	(375)
Proceeds from sale of securities	9	58	80	99
Payments received on notes receivable	421	845	769	1,635

Net cash provided by investing activities	7,283	1,060	7,864	1,601

Financing activities:
Borrowings under non-recourse debt	—	2,738	—	2,738
Repayments under non-recourse debt	(5,044)	(1,503)	(6,340)	(2,902)
Borrowings under acquisition facility	—	—	500	3,000
Repayments under acquisition facility	(1,000)	(4,500)	(1,000)	(6,000)
Distributions to Other Members	(1,205)	(1,209)	(2,410)	(2,419)
Distributions to Managing Member	(97)	(98)	(195)	(196)
Repurchases of capital contributions	—	—	(100)	—

Net cash used in financing activities	(7,346)	(4,572)	(9,545)	(5,779)

Net increase (decrease) in cash and cash equivalents	1,867	(1,734)	2,694	(584)
Cash and cash equivalents at beginning of period	1,731	2,812	904	1,662

Cash and cash equivalents at end of period	$3,598	$1,078	$3,598	$1,078

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$298	$345	$574	$732

Cash paid during the period for taxes	$40	$35	$40	$35

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$552	$554	$552	$554

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Net contributions of $52.2 million were received through June 30, 2009, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases of $632 thousand. As of June 30, 2009, 5,210,507 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts in the financial statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

results for the three and six months ended June 30, 2009 are not necessarily indicative of the results for the year ending December 31, 2009. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2009 and 2008 and long-lived assets as of June 30, 2009 and December 31, 2008 (in thousands):

	For the six months ended June 30,
	2009	% of Total	2008	% of Total
Revenue
United States	$6,524	93%	$5,966	92%

United Kingdom	499	7%	528	8%

Total International	499	7%	528	8%

Total	$7,023	100%	$6,494	100%

	As of June 30,		As of December 31,
	2009	% of Total	2008	% of Total
Long-lived assets
United States	$27,548	93%	$37,074	94%

United Kingdom	1,970	7%	2,416	6%

Total International	1,970	7%	2,416	6%

Total	$29,518	100%	$39,490	100%

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Investment in securities

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments. Accordingly, such investment is stated at cost. At March 31, 2009, the Company deemed an investment security to be impaired. Accordingly, the Company recorded a fair value adjustment of approximately $50 thousand which reduced the cost basis of the investment. Such fair value adjustment is non-recurring. Under SFAS 157, the investment security is classified within Level 3 of the valuation hierarchy. The Company had no Level 3 assets prior to the aforementioned impaired security. The impaired investment security was disposed of during the second quarter of 2009. There were no additional impaired securities at June 30, 2009.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet as assets or liabilities, as determined by the Managing Member. At June 30, 2009 and December 31, 2008, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company recognized net foreign currency losses of $43 thousand and $12 thousand for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, the Company recognized net foreign currency losses of $67 thousand and net foreign currency gains of $53 thousand, respectively.

Per Unit data:

Net income (losses) and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of FASB Statement No. 162. The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement is not intended to change existing GAAP and as such will not have an impact on the financial statements of the Company.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted SFAS 165 for its second quarter 2009 interim reporting period. The adoption of SFAS 165 did not have a significant impact on the Company’s financial position, results of operations or cash flows. See Note 12.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009 and has been adopted by the Company for its second quarter 2009 interim reporting period. The adoption had no impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“the FSP”). The FSP requires disclosures about fair value of financial instruments whenever summarized financial information for interim reporting periods is presented. Entities shall disclose the methods and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in methods and significant assumptions, if any, during the period. The FSP is effective for interim reporting periods ending after June 15, 2009. The Company adopted the provisions of the FSP for its second quarter 2009 interim reporting period without significant effect on the Company’s financial position, results of operations or cash flows.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable were generally up to 120 months and bear interest at rates ranging from 8.4% to 16.0%. The notes are secured by the equipment financed. The notes mature from 2009 through 2016. At June 30, 2009 and December 31, 2008, the Company had a $479 thousand reserve for impairment losses related to a $499 thousand note receivable. The total amount of net notes receivable placed in non-accrual status as June 30, 2009 and December 31, 2008 were nominal in amount. There were no additional impaired notes at June 30, 2009 and December 31, 2008.

The minimum future payments receivable as of June 30, 2009 are as follows (in thousands):

Six months ending December 31, 2009	$1,048
Year ending December 31, 2010	1,599
2011	510
2012	399
2013	295
2014	221
Thereafter	354

4,426
Less: portion representing unearned interest income	(708)

3,718
Unamortized indirect costs	6
Less: reserve for impairment	(479)

Notes receivable, net	$3,245

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and six months ended June 30, 2009 and 2008 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
IDC amortization - notes receivable	$2	$5	$5	$13
IDC amortization - lease assets	42	46	80	92

Total	$44	$51	$85	$105

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2009
Net investment in operating leases	$39,091	$(6,127)	$(4,417)	$28,547
Net investment in direct financing leases	42	58	—	100
Assets held for sale or lease, net	—	595	(1)	594
Initial direct costs, net of accumulated amortization of $407 at June 30, 2009 and $368 at December 31, 2008	357	—	(80)	277

Total	$39,490	$(5,474)	$(4,498)	$29,518

IDC amortization expense related to operating leases and direct finance leases totaled $42 thousand and $46 thousand for the respective three-month periods ended June 30, 2009 and 2008, and $80 thousand and $92 thousand for the respective six-month periods ended June 30, 2009 and 2008 (See Note 3).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded for the three and six months ended June 30, 2009 and 2008. Depreciation expense on property subject to operating leases and property held for lease or sale was approximately $2.2 million and $2.5 million for the respective three months ended June 30, 2009 and 2008, and was approximately $4.4 million and $5.0 million for the respective six months ended June 30, 2009 and 2008.

All of the leased property was acquired during the years 2005 through 2008.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance June 30, 2009
Materials handling	$20,444	—	(3,633)	$16,811
Construction	11,881	—	(8,014)	3,867
Transportation, rail	11,723	—	—	11,723
Transportation, other	11,122	—	(63)	11,059
Logging & lumber	2,001	—	—	2,001
Aviation	1,658	—	—	1,658
Manufacturing	1,499	—	(328)	1,171
Marine vessels	1,415	—	—	1,415
Research	725	—	—	725
Office furniture	146	—	—	146

	62,614	—	(12,038)	50,576
Less accumulated depreciation	(23,523)	(4,417)	5,911	(22,029)

Total	$39,091	$(4,417)	$(6,127)	$28,547

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment leases, net (continued):

The average estimated residual value for assets on operating leases was 25% and 22% of the assets’ original cost at June 30, 2009 and December 31, 2008.

On April 30, 2009, a major lessee, Chrysler Corporation filed with the United States Bankruptcy Court a petition for reorganization under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with Chrysler affirmed. While a new Chrysler has emerged from bankruptcy and is combining operations with Fiat, payments on the Company’s affirmed leases have become delinquent subsequent to April 30, 2009. The Company, in accordance with its accounting policy for delinquent operating leases has reversed the billed but not yet paid amounts, and placed these respective operating leases on a non-accrual and cash basis pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of June 30, 2009.

Direct financing leases:

As of June 30, 2009, investment in direct financing leases consists of materials handling equipment. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Total minimum lease payments receivable	$114	$37
Estimated residual values of leased equipment (unguaranteed)	28	10

Investment in direct financing leases	142	47
Less unearned income	(42)	(5)

Net investment in direct financing leases	$100	$42

There were no investment in direct financing lease assets in non-accrual status at June 30, 2009 and December 31, 2008.

At June 30, 2009, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2009	$3,882	$37	$3,919
Year ending December 31, 2010	7,318	58	7,376
2011	4,348	10	4,358
2012	2,784	9	2,793
2013	1,848	—	1,848
2014	1,162	—	1,162
Thereafter	677	—	677

	$22,019	$114	$22,133

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

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ATEL Capital Group and performs services for the Company. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; and investor relations, communications and general administrative services are performed by AFS.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

During the three and six months ended June 30, 2009 and 2008, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Administrative costs reimbursed to Managing Member and/or affilitates	$83	$83	$170	$333
Asset management fees to Managing Member and/or affiliates	296	154	444	343
Acquisition and initial direct costs paid to Managing Member	—	(11)	5	42

	$379	$226	$619	$718

6. Non-recourse Debt:

At June 30, 2009, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 4.33% to 6.65%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2009, gross lease rentals totaled approximately $12.2 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $20.6 million. The notes mature from 2009 through 2015.

The non-recourse note payable does not contain any material financial covenant. The note is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transaction. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of this specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of non-recourse note as a general obligation or liability of the Company. Although the Company does not have any direct general liability in connection with the non-recourse note apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lender, such as warranties as to genuineness of the transaction parties' signatures, as to the genuineness of the lease chattel paper or the transaction as a whole, or as to the Company's good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with a non-recourse discount financing obligation. Accordingly, as there are no

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

6. Non-recourse Debt (continued):

financial covenants or ratios imposed on the Company in connection with this non-recourse obligation, the Company has determined that there are no material covenants with respect to the non-recourse note that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2009	$1,805	$295	$2,100
Year ending December 31, 2010	3,299	437	3,736
2011	2,097	277	2,374
2012	1,325	182	1,507
2013	1,065	118	1,183
2014	819	64	883
Thereafter	639	17	656

	$11,049	$1,390	$12,439

7. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions which Credit Facility includes certain financial covenants. The Credit Facility is for an amount up to $75 million. Originally scheduled to expire in June 2009, the Credit Facility was amended effective December 22, 2008 to extend the term of the agreement through June 2010.

As of June 30, 2009 and December 31, 2008, borrowings under the facility were as follows (in thousands):

	June 30, 2009	December 31, 2008
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	(500)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	(4,500)	(8,323)

Total remaining available under the acquisition and warehouse facilities	$70,500	$66,177

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2009, there were no borrowings under the Warehouse Facility. As of December 31, 2008, borrowings of $1.3 million were outstanding under the Warehouse Facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2008 was approximately $264 thousand.

As of June 30, 2009, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities (continued):

As of and for the six-month period ended June 30, 2009, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $23.9 million, 0.46 to 1, and 12.5 to 1, respectively, for the same period ended June 30, 2009. As such, as of June 30, 2009, the Company and its affiliates were in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. As of June 30, 2009, the Company has repaid all outstanding borrowings under the Credit Facility. The effective interest rate on borrowings was 3.25% at December 31, 2008. The weighted average interest rate on borrowings was 2.36% and 4.24% during the respective three months ended June 30, 2009 and 2008, and 2.40% and 4.73% during the respective six months ended June 30, 2009 and 2008.

Warehouse facility

To hold the assets under the Warehousing Facility prior to allocation to specific investor programs, a Warehousing Trust has been entered into by the Company, AFS, ALC, and certain of the affiliated partnerships and limited liability companies. The Warehousing Trust is used by the Warehouse Facility borrowers to acquire and hold, on a short-term basis, certain lease transactions that meet the investment objectives of each of such entities. Each of the leasing programs sponsored by AFS and ALC currently in its acquisition stage is a pro rata participant in the Warehousing Trust, as described below. When a program no longer has a need for short term financing provided by the Warehousing Facility, it is removed from participation, and as new leasing investment entities are formed by AFS and ALC and commence their acquisition stages, these new entities are added.

As of June 30, 2009, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC, the Company and ATEL 12, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

8. Commitments:

At June 30, 2009, the Company had no outstanding commitments to purchase lease assets or finance loans.

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

10. Members’ capital:

As of June 30, 2009 and December 30, 2008, 5,210,507 and 5,230,507 Units were issued and outstanding, respectively. The Fund was authorized to issue up to 15,000,000 Units. The Company terminated sales of Units effective April 30, 2006.

The Company has the right, exercisable in the Manager’s discretion, but not the obligation, to repurchase Units of a Unit holder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given circumstances, in the event that the Manager deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the unit-holder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Distributions declared	$1,205	$1,209	$2,410	$2,419
Weighted average number of Units outstanding	5,210,507	5,230,507	5,215,811	5,230,507

Weighted average distributions per Unit	$0.23	$0.23	$0.46	$0.46

11. Fair value of financial instruments:

On January 1, 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2 and FSP No. FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” The Company implemented the deferred provisions of SFAS 157 on January 1, 2009. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three levels of inputs within the fair value hierarchy are defined as follows:

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

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company's own estimates of assumptions that market participants would use in pricing the asset or liability.

At June 30, 2009, the Company had no financial assets or liabilities that require measurement on a recurring or non-recurring basis under SFAS 157.

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

Cash and cash equivalents

The recorded amounts of the Company’s cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

Notes receivable

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

Non-recourse debt

The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based upon the current market borrowing rates for similar types of borrowing arrangements.

Borrowings

Borrowings include the outstanding amounts on the Company’s acquisition facility. The carrying amount of these variable rate obligations approximate fair value based on current borrowing rates for similar types of borrowings.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

11. Fair value of financial instruments (continued):

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of June 30, 2009 and December 31, 2008. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with SFAS 107 at June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,598	$3,598	$904	$904
Notes receivable	3,245	3,245	3,994	3,994

Financial liabilities:
Non-recourse debt	11,049	11,380	17,389	18,457
Borrowings	—	—	500	500

12. Subsequent events:

The Company has evaluated events subsequent to June 30, 2009 through August 12, 2009. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Results of Operations

The three months ended June 30, 2009 versus the three months ended June 30, 2008

The Company had net income of $1.2 million for the three months ended June 30, 2009 compared to a net loss of $40 thousand for the three months ended June 30, 2008. Results for the second quarter of 2009 reflect an increase in revenues coupled with a decrease in operating expenses when compared with results for the second quarter of 2008.

Revenues

Total revenues for the second quarter of 2009 increased by 924 thousand, or 29%, as compared to the prior year period. The net increase in total revenues was primarily due to a significant increase in gain on sale of lease assets and early termination of notes offset, in part, by decreases in operating lease revenues and interest income on notes receivable.

The increase in net gain on sale of lease assets and early termination of notes totaled $1.4 million and was primarily attributable to an early buyout of mining equipment by a lessee.

As a partial offset to the above mentioned increase, total operating lease revenues declined by $381 thousand primarily as a result of runoff, sales of lease assets and a decline in acquisition phase activity as the Fund approached full investment; and interest income on notes receivable declined by $80 thousand primarily due to continued runoff and early terminations of certain notes receivable.

On April 30, 2009, a major lessee, Chrysler Corporation, filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with Chrysler affirmed. While a new Chrysler has emerged from bankruptcy, payments on the Company’s affirmed leases have become delinquent subsequent to April 30, 2009. The Company, in accordance with its accounting policy for delinquent operating leases has reversed the billed but not yet paid amounts, and placed these respective operating leases on a non-accrual and cash basis pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of June 30, 2009.

Expenses

Total expenses for the second quarter of 2009 decreased by $312 thousand, or 10%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in depreciation expense, interest expense, the provision for doubtful accounts and professional fees offset, in part, by an increase in asset management fees paid to AFS.

Depreciation expense for the second quarter of 2009 decreased by $328 thousand, or 13%, as compared to the prior year period, largely due to runoff and sales of lease assets. Interest expense declined by $67 thousand as the Company continues to pay down outstanding borrowings. In addition, the provision for doubtful accounts was reduced by $34 thousand as a result of a second quarter 2009 adjustment to reduce the reserve as payments were received on previously reserved delinquent invoices; and professional fees declined by $30 thousand primarily resulting from a period over period reduction in audit related fees and tax preparation fees.

The aforementioned decreases in expenses were partially offset by an increase in asset management fees paid to AFS. The increase totaled $142 thousand and was a result of significant proceeds derived from an early termination of a lease. Such significant proceeds impacted the calculation of management fees due to the Managing Member.

Other (loss) income, net

The Company recorded other loss, net totaling $43 thousand and $12 thousand for the second quarter of 2009 and 2008, respectively, a decrease of $31 thousand. The decrease was a result of an unfavorable change in foreign currency transaction gains and losses recognized during the second quarter of 2009 as compared to the prior year period.

The increase in foreign currency losses was largely due to the continued strength of the U.S. currency against the British pound, which comprises the majority of the Company’s foreign currency transactions.

The six months ended June 30, 2009 versus the six months ended June 30, 2008

The Company had net income of $1.1 million for the six months ended June 30, 2009 and a net loss of $172 thousand for the six months ended June 30, 2008. Results for the first six months of 2009 reflect an increase in total revenues coupled with a decrease in operating expenses when compared with results for the prior year period.

Revenues

Total revenues for the first six months of 2009 increased by $529 thousand, or 8%, as compared to the prior year period. The net increase in total revenues was primarily due to an increase in gain on sales of assets and early termination of notes offset, in part, by decreases in operating lease revenues, interest income on notes receivable and gain on sale of securities.

The increase in net gain on sale of lease assets and early termination of notes totaled $1.4 million and was primarily attributable to an early termination of a lease, as previously discussed.

Total operating lease revenues declined by $559 thousand primarily as a result of runoff, sales of lease assets and decline in acquisition phase activity as the Fund approached full investment. Interest income on notes receivable declined by $172 thousand primarily due to continued runoff and early terminations of certain notes receivable; and gain on sale of securities decreased by $100 thousand largely due to an impaired security that was written-off during the first quarter of 2009.

Expenses

Total expenses for the first six months of 2009 decreased by $856 thousand, or 13%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in depreciation expense, interest expense, costs reimbursed to AFS and professional fees offset, in part, by an increase in asset management fees paid to AFS and the provision for losses on investment securities.

Depreciation expense for the first six months of 2009 decreased by $579 thousand, or 12%, as compared to the prior year period, largely due to runoff and sales of lease assets. Interest expense declined by $173 thousand as the Company continues to pay down outstanding borrowings. Similarly, costs reimbursed to AFS decreased by $163 thousand as a result of a refinement of cost allocation methodologies employed by the Managing Member, intended to ensure that Fund management costs are allocated appropriately. This process is continuous and is evaluated, analyzed and modified as necessary. In addition, professional fees declined by $47 thousand primarily resulting from a period over period reduction in audit related fees and tax preparation fees.

The aforementioned decreases in expenses were partially offset by increases in asset management fees paid to AFS and the provision for losses on investment securities, totaling $101 thousand and $50 thousand, respectively. The increase in asset management fees paid to AFS was a result of significant proceeds derived from an early termination of a lease, as previously discussed; and the increase in provision for losses reflects an impairment loss related to an investment security. The impairment loss was originally recorded during the first quarter of 2009.

Other (loss) income, net

The Company recorded other loss, net totaling $67 thousand for the first six months of 2009 as compared to other income, net of $53 thousand during the first six months of 2008, a decrease of $120 thousand. The decrease was a result of an unfavorable change in foreign currency transaction gains and losses recognized during the first six months of 2009 as compared to the prior year period.

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

The changes in the Company’s cash flow for the three and six months ended June 30, 2009 when compared to the three and six months ended June 30, 2008 are as follows:

The three months ended June 30, 2009 versus the three months ended June 30, 2008

•	Operating Activities

Cash provided by operating activities increased by $152 thousand for the second quarter of 2009 as compared to the prior year period. The net increase in cash was primarily attributable to reduced payments made against accounts payable and accrued liabilities totaling $411 thousand, and increased unearned lease income totaling $313 thousand. These increases were offset, in part, by a decrease in net operating results, as adjusted for non-cash items such as gains on sales of assets and depreciation expense, totaling $484 thousand.

Payments made against accounts payable and accrued liabilities declined primarily due to lower sales tax payments. In addition, the Company’s liabilities increased due to lessee overpayments received during the quarter. The increase in unearned lease income represents a period over period increase in prepaid rents.

The decrease in net operating results, as adjusted for non-cash items, was primarily a result of decreases in operating lease revenue and notes receivable interest income.

•	Investing Activities

Cash provided by investing activities increased by $6.2 million for the second quarter of 2009 as compared to the prior year period. The increase in cash was largely due to a combined $6.7 million increase in proceeds from sales of lease assets and notes receivable activity. The aforementioned increase was offset, in part, by a $424 thousand decrease in payments received on notes receivable.

The significant increase in proceeds from sales of lease assets was attributable to an early termination of a lease; while the reduction in payments received on notes receivable reduced cash by $424 thousand and was largely due to the continued runoff of the notes portfolio.

•	Financing Activities

Net cash provided by financing activities decreased by $2.8 million during the second quarter of 2009 as compared to the prior year period. The net decrease in cash flow was primarily due to a reduction in net proceeds from borrowings during the comparative periods.

The six months ended June 30, 2009 versus the six months ended June 30, 2008

•	Operating Activities

Cash provided by operating activities increased by $781 thousand for the first six months of 2009 as compared to the prior year period. The net increase in cash was primarily attributable to reduced payments made against accounts payable and accrued liabilities totaling $787 thousand and increased unearned lease income totaling $544 thousand. These increases in cash were offset, in part, by a decline in net operating results, as adjusted for non-cash items such as gains on sales of assets and depreciation expense, totaling $288 thousand, and decreased net collections of outstanding accounts receivable totaling $254 thousand.

Payments made against accounts payable and accrued liabilities declined as the amount for the first half of 2008 includes payment of 2007 accruals related to asset purchases and reimbursements to AFS, higher sales tax payments and a refund of a lessee overpayment. In addition, the Company’s liabilities increased due to lessee overpayments received during the second quarter of 2009. The increase in unearned lease income represents a period over period increase in prepaid rents.

Partially offsetting the aforementioned increases in cash was a decline in net operating results, as adjusted for non-cash items, which declined mainly due to the reduction in operating lease revenue and notes receivable interest income. In additions, cash was adversely impacted by a period over period decrease in collections of accounts receivable, which declined mainly due to the first quarter 2008 collection of certain 2007 billings.

•	Investing Activities

Cash provided by investing activities for the first six months of 2009 increased by $6.3 million as compared to the prior year period. The increase in cash was mainly a result of a combined $6.6 million increase in proceeds from sales of lease assets and notes receivable activity and a $543 thousand decline in cash used to purchase lease assets. The aforementioned increases were partially offset by an $866 thousand decrease in payments received on notes receivable.

The significant increase in proceeds from sales of lease assets was attributable to an early termination of a lease; and the decline cash used to purchase lease assets was attributable to the decline in acquisition phase activity as the Fund has approached full investment. The reduction in payments received on notes receivable was largely due to the continued runoff of the notes portfolio.

•	Financing Activities

Net cash provided by financing activities decreased by $3.8 million during the first six months of 2009 as compared to the prior year period. The net decrease in cash flow was primarily due to a $3.7 million reduction in net proceeds from borrowings during the comparative periods combined with a $100 thousand period over period increase in repurchases of capital contributions.

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

Revolving credit facility

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions.

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company and affiliates were in compliance with all covenants under the Credit Facility as of June 30, 2009. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

Material financial covenants

Under the Credit Facility, the Company is required to maintain a specific tangible net worth, to comply with a leverage ratio and an interest coverage ratio, and to comply with other terms expressed in the Credit Facility, including limitation on the incurrence of additional debt and guaranties, defaults, and delinquencies. The material financial covenants are summarized as follows:

Minimum Tangible Net Worth: $10 million

Leverage Ratio (leverage to Tangible Net Worth): Not to exceed 1.25 to 1

Collateral Value: Collateral value under the Warehouse Facility must exceed outstanding borrowings under that facility.

EBITDA to Interest Ratio: Not to be less than 2 to 1 for the four fiscal quarters just ended.

“EBITDA” is defined under the Credit Facility as, for the relevant period of time (1) gross revenues (all payments from leases and notes receivable) for such period minus (2) expenses deducted in determining net income for such period plus (3) to the extent deducted in determining net income for such period (a) provision for income taxes and (b) interest expense, and (c) depreciation, amortization and other non-cash charges. Extraordinary items and gains or losses on (and proceeds from) sales or dispositions of assets outside of the ordinary course of business are excluded in the calculation of EBITDA. “Tangible Net Worth” is defined as, as of the date of determination, (i) the net worth of the Company, after deducting therefrom (without duplication of deductions) the net book amount of all assets of the Company, after deducting any reserves and other amounts for assets which would be treated as intangibles under GAAP, (U.S Generally Accepted Accounting Principles) and after certain other adjustments permitted under the agreements.

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of and for the six-month period ended June 30, 2009, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $23.9 million, 0.46 to 1, and 12.5 to 1, respectively, for the same period ended June 30, 2009. As such, as of June 30, 2009, the Company and its affiliates were in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of EBITDA to net income for the six months ended June 30, 2009 (in thousands):

Net income - GAAP basis	$1,093
Interest expense	538
Depreciation and amortization	4,418
Amortization of initial direct costs	85
Reversal of provision for doubtful accounts	(27)
Provision for losses on investment securities	50
Payments received on direct finance leases	21
Payments received on notes receivable	769
Amortization of unearned income on direct finance leases	(21)
Amorization of unearned income on notes receivable	(190)

EBITDA (for Credit Facility financial covenant calculation only)	$6,736

Events of default, cross-defaults, recourse and security

The terms of the Credit Facility include standard events of default by the Company which, if not cured within applicable grace periods, could give lenders remedies against the Company, including the acceleration of all outstanding borrowings and a demand for repayment in advance of their stated maturity. If a breach of any material term of the Credit Facility should occur, the lenders may, at their option, increase borrowing rates, accelerate the obligations in advance of their stated maturities, terminate the facility, and exercise rights of collection available to them under the express terms of the facility, or by operation of law. The lenders also retain the discretion to waive a violation of any covenant at the Company’s request.

The Company is currently in compliance with its obligations under the Credit Facility. In the event of a technical default (e.g., the failure to timely file a required report, or a one-time breach of a financial covenant), the Company believes it has ample time to request and be granted a waiver by the lenders, or, alternatively, cure the default under the existing provisions of its debt agreements, including, if necessary, arranging for additional capital from alternate sources to satisfy outstanding obligations.

The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

The Acquisition Facility is generally recourse solely to the Company, and is not cross-defaulted to any other obligations of affiliated companies under the Credit Facility, except as described in this paragraph. The Credit Facility is cross-defaulted to a default in the payment of any debt (other than non-recourse debt) or any other agreement or condition beyond the period of grace (not exceeding 30 days), the effect of which would entitle the lender under such agreement to accelerate the obligations prior to their stated maturity in an individual or aggregate principal amount in excess of 15% of the Company’s consolidated Tangible Net Worth. Also, a bankruptcy of AFS will trigger a default for the Company under the Credit Facility.

For detailed information on the Company’s debt obligations, see Notes 6 and 7 to the financial statements as set forth in Part I, Item 1, Financial Statements.

Due to the bankruptcy of a major lessee, Chrysler Corporation, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. As a result, the Company has provided for its related billed, but not yet paid, lease payments as of June 30, 2009 through its results of operations. The company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of June 30, 2009. At June 30, 2009, the net book value of such equipment was approximately $1.4 million and, as of the same date, management has concluded that the status of these leases will not have a material impact on either the Company’s capital resources or liquidity.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. Additional distributions have been consistently made through June 30, 2009.

At June 30, 2009, there were no commitments to purchase lease assets or fund investments in notes receivable.

Item 4T.	Controls and procedures.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 12, 2009

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