Form 10-K/A
period 2008-12-31
ATEL Capital Equipment Fund XI, LLC
filed 2009-08-19
CIK 1297667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                 Amendment No. 1

        |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934.

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

       Registrant's telephone number, including area code: (415) 989-8800

        Securities registered pursuant to section 12(b) of the Act: None

 Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934. Yes |_| No |X|

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |_|    Non-accelerated filer |_|
Smaller reporting company |X|                         (Do not check if a smaller
                                                       reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


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

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                EXPLANATORY NOTE

ATEL Capital Equipment Fund XI, LLC (the "Company") is filing this Amendment No. 1 to amend its Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 27, 2009 (the "Original Filing"). The Original Filing is amended due to the inadvertent omission of phrases from the introductory portions of paragraphs 4 and 5 in Exhibits 31.1 and 31.2, the Certifications of the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer, respectively. Refer to the attached exhibits to this amendment for certifications including the complete language required in paragraphs 4 and 5.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Partnership has not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original Filing, or to modify the disclosure contained in the Original Filing other than to reflect the changes described above.

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (b) Exhibits
       (31.1)  Certification of Dean L. Cash pursuant to
               Rules 13a-14(a)/15d-14(a)
       (31.2)  Certification of Paritosh K. Choksi pursuant to
               Rules 13a-14(a)/15d-14(a)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 17, 2009

                            ATEL Capital Equipment Fund XI, LLC
                                     (Registrant)


                    By:     ATEL Financial Services, LLC,
                            Managing Member of Registrant


                            By:   /s/ Dean L. Cash
                                  --------------------------------------------
                                  Dean L. Cash,
                                  President and Chief Executive Officer of
                                  ATEL Financial Services, LLC (Managing Member)

                            By:   /s/ Paritosh K. Choksi
                                  --------------------------------------------
                                  Paritosh K. Choksi,
                                  Executive Vice President and Chief Financial
                                  Officer and Chief Operating Officer of ATEL
                                  Financial Services, LLC (Managing Member)

                            By:   /s/ Samuel Schussler
                                  --------------------------------------------
                                  Samuel Schussler,
                                  Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.


             SIGNATURE                     CAPACITIES                DATE

                                      President and Chief        August 17, 2009
          /s/ Dean L. Cash            Executive Officer of ATEL
------------------------------------- Financial Services, LLC
            Dean L. Cash              (Managing Member)

                                      Executive Vice President   August 17, 2009
                                      and Chief Financial Officer
         /s/ Paritosh K. Choksi       and Chief Operating Officer
------------------------------------- of  ATEL Financial Services, LLC
         Paritosh K. Choksi           (Managing Member)

                                      Vice President and Chief   August 17, 2009
         /s/ Samuel Schussler         Accounting Officer of ATEL
------------------------------------- Financial Services, LLC
          Samuel Schussler            (Managing Member)