Form 10-Q
period 2009-09-30
ATEL Capital Equipment Fund XI, LLC
filed 2009-11-16
CIK 1297667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2009

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

The number of Limited Liability Company Units outstanding as of October 31, 2009 was 5,210,507.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

(In Thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$3,518	$904
Accounts receivable, net of allowance for doubtful accounts of $195 as of September 30, 2009 and $178 as of December 31, 2008	209	254
Notes receivable, net of unearned interest income of $542 as of September 30, 2009 and net of unearned interest income of $896 and allowance for credit losses of $479 as of December 31, 2008	2,894	3,994
Investment in securities	302	421
Investments in equipment and leases, net of accumulated depreciation of $24,959 as of September 30, 2009 and $23,524 as of December 31, 2008	27,031	39,490
Other assets	40	36

Total assets	$33,994	$45,099

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$104	$121
Accrued distributions to Other Members	551	554
Other	419	326
Non-recourse debt	9,724	17,389
Acquisition facility obligation	—	500
Unearned operating lease income	701	695

Total liabilities	11,499	19,585

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	22,495	25,514

Total Members’ capital	22,495	25,514

Total liabilities and Members’ capital	$33,994	$45,099

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Operating lease income	$1,895	$2,992	$7,322	$8,978
Direct financing leases	19	1	40	2
Notes receivable interest income	75	123	265	485
Gain on sale of assets and early termination of notes	206	18	1,628	72
Gain on sale of securities	—	—	(46)	54
Interest income	—	5	—	22
Other	6	13	15	33

Total revenues	2,201	3,152	9,224	9,646

Expenses:
Depreciation of operating lease assets	1,741	2,501	6,159	7,498
Asset management fees to Managing Member	105	155	549	498
Acquisition expense	—	10	5	45
Cost reimbursements to Managing Member	90	82	260	415
Provision (reversal of provision) for losses and doubtful accounts	128	(9)	101	(45)
Provision for losses on investment in securities	—	—	50	—
Amortization of initial direct costs	51	51	136	156
Interest expense	170	306	708	1,017
Professional fees	30	13	133	163
Outside services	18	22	36	38
Other	40	13	99	78

Total operating expenses	2,373	3,144	8,236	9,863
Other income (loss), net	68	(11)	1	42

Net (loss) income	$(104)	$(3)	$989	$(175)

Net income (loss):
Managing Member	$98	$97	$293	$293
Other Members	(202)	(100)	696	(468)

	$(104)	$(3)	$989	$(175)

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.04)	$(0.02)	$0.13	$(0.09)
Weighted average number of Units outstanding	5,210,507	5,230,507	5,214,023	5,230,507

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND FOR THE

NINE MONTHS ENDED

SEPTEMBER 30, 2009

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2007	5,230,507	$31,627	$—	$31,627
Distributions to Other Members ($0.92 per Unit)	—	(4,838)	—	(4,838)
Distributions to Managing Member	—	—	(392)	(392)
Net (loss) income	—	(1,275)	392	(883)

Balance December 31, 2008	5,230,507	25,514	—	25,514
Distributions to Other Members ($0.69 per Unit)	—	(3,615)	—	(3,615)
Repurchases of capital contributions	(20,000)	(100)	—	(100)
Distributions to Managing Member	—	—	(293)	(293)
Net income	—	696	293	989

Balance September 30, 2009	5,210,507	$22,495	$—	$22,495

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2009 AND 2008

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating activities:
Net (loss) income	$(104)	$(3)	$989	$(175)
Adjustment to reconcile net (loss) income to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(206)	(18)	(1,628)	(72)
Depreciation of operating lease assets	1,741	2,501	6,159	7,498
Amortization of initial direct costs	51	51	136	156
Amortization of unearned income on direct finance leases	(19)	(1)	(40)	(2)
Amortization of unearned income on notes receivable	(75)	(123)	(265)	(485)
Provision (reversal of provision) for losses and doubtful accounts	128	(9)	101	(45)
Provision for losses on investment in securities	—	—	50	—
Gain on sale of securities	—	—	46	(54)
Changes in operating assets and liabilities:
Accounts receivable	(20)	(96)	54	129
Prepaid expenses and other assets	(18)	(29)	(4)	(7)
Accounts payable, Managing Member	(143)	(11)	(17)	(291)
Accrued distributions to Other Members	(1)	—	(3)	—
Accounts payable, other	(58)	(11)	93	(346)
Accrued liabilities, affiliates	—	47	—	150
Unearned operating lease income	26	(82)	6	(646)

Net cash provided by operating activities	1,302	2,216	5,677	5,810

Investing activities:
Purchases of equipment on operating leases	—	—	—	(543)
Proceeds from early termination of notes receivable	—	310	170	1,103
Proceeds from sales of lease assets	823	—	7,648	—
Payments of initial direct costs	—	—	(1)	(12)
Payments received on direct finance leases	17	3	38	7
Note receivable advances	—	—	—	(375)
Proceeds from sale of securities	—	41	80	140
Payments received on notes receivable	406	641	1,175	2,276

Net cash provided by investing activities	1,246	995	9,110	2,596

Financing activities:
Borrowings under non-recourse debt	—	—	—	2,738
Repayments under non-recourse debt	(1,325)	(1,496)	(7,665)	(4,398)
Borrowings under acquisition facility	—	—	500	3,000
Repayments under acquisition facility	—	—	(1,000)	(6,000)
Distributions to Other Members	(1,205)	(1,210)	(3,615)	(3,629)
Distributions to Managing Member	(98)	(97)	(293)	(293)
Rescissions and repurchases of capital contributions	—	—	(100)	—

Net cash used in financing activities	(2,628)	(2,803)	(12,173)	(8,582)

Net (decrease) increase in cash and cash equivalents	(80)	408	2,614	(176)
Cash and cash equivalents at beginning of period	3,598	1,078	904	1,662

Cash and cash equivalents at end of period	$3,518	$1,486	$3,518	$1,486

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$174	$310	$748	$1,042

Cash paid during the period for taxes	$1	$1	$41	$36

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$551	$554	$551	$554

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Net contributions of $52.2 million were received through September 30, 2009, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases of $632 thousand. As of September 30, 2009, 5,210,507 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The Company has prepared the accompanying unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2009, up until the issuance of the financial statements, which occurred on November 13, 2009. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2009 and 2008 and long-lived assets as of September 30, 2009 and December 31, 2008 (in thousands):

	For the nine months ended September 30,
	2009	% of Total	2008	% of Total
Revenue
United States	$8,540	93%	$8,909	92%

United Kingdom	684	7%	737	8%

Total International	684	7%	737	8%

Total	$9,224	100%	$9,646	100%

	As of September 30,		As of December 31,
	2009	% of Total	2008	% of Total
Long-lived assets (net)
United States	$25,267	93%	$37,074	94%

United Kingdom	1,764	7%	2,416	6%

Total International	1,764	7%	2,416	6%

Total	$27,031	100%	$39,490	100%

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments. Accordingly, such investment is stated at cost. At March 31, 2009, the Company deemed an investment security to be impaired. Accordingly, the Company recorded a fair value adjustment of approximately $50 thousand which reduced the cost basis of the investment. Such fair value adjustment is non-recurring. Under the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, the investment security is classified within Level 3 of the valuation hierarchy. The Company had no Level 3 assets prior to the aforementioned impaired security. The impaired investment security was disposed of during the second quarter of 2009. There were no additional impaired securities at September 30, 2009.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet as assets or liabilities, as determined by the Managing Member. At September 30, 2009 and December 31, 2008, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company recognized a net foreign currency gain of $68 thousand and a net foreign currency loss of $11 thousand for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, the Company recognized net foreign currency gains of $1 thousand and $42 thousand, respectively.

Per Unit data:

Net income (losses) and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

The Generally Accepted Accounting Principles Topic of the FASB Accounting Standards Codification identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the guidance for its third quarter 2009 interim reporting period. The adoption of the guidance did not have a significant impact on the Company’s financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The Subsequent Events Topic of the FASB Accounting Standards Codification establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted the guidance for its second quarter 2009 interim reporting period. The adoption of the guidance did not have a significant impact on the Company’s financial position, results of operations or cash flows.

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. The guidance is effective for interim and annual periods ending after June 15, 2009 and has been adopted by the Company for its second quarter 2009 interim reporting period with no impact on its financial position, results of operations or cash flows.

The Financial Instruments Topic of the FASB Accounting Standards Codification increases the frequency of fair value disclosures for financial instruments within the scope of the Topic from an annual basis to a quarterly basis. The guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted the guidance for its second quarter 2009 interim reporting period without significant effect on the Company’s financial position, results of operations or cash flows.

The Derivatives and Hedging Topic of the FASB Accounting Standards Codification requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. The guidance is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted the provisions of the guidance on January 1, 2009. The adoption did not have a significant effect on the Company’s financial position, results of operations or cash flows.

The Business Combinations Topic of the FASB Accounting Standards Codification establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The guidance also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The guidance is effective for fiscal years beginning after December 15, 2008 and will impact the Company only if it elects to enter into a business combination subsequent to December 31, 2008.

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. The guidance was to be effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB deferred the effective date of the guidance as it pertains to fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. On January 1, 2008, the Company adopted the provisions of the guidance except as it applies to its investment in equipment and leases, and other nonfinancial assets and nonfinancial liabilities. The deferred provisions of the guidance were implemented effective January 1, 2009 without significant effect on the Company’s financial position, results of operations or cash flows.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

3. Notes receivable:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable were generally up to 120 months and bear interest at rates ranging from 8.4% to 16.0%. The notes are secured by the equipment financed. The notes mature from 2009 through 2016. There were no impaired notes at September 30, 2009. At December 31, 2008, the Company had a $479 thousand reserve for impairment losses related to a $499 thousand note receivable. The impaired note was subsequently written-off during the third quarter of 2009. There were no notes receivable placed in non-accrual status as of September 30, 2009. As of December 31, 2008, the total amount of net notes receivable placed in non-accrual status was nominal in amount.

The minimum future payments receivable as of September 30, 2009 are as follows (in thousands):

Three months ending December 31, 2009	$400
Year ending December 31, 2010	1,253
2011	510
2012	399
2013	295
2014	221
Thereafter	354

3,432
Less: portion representing unearned interest income	(542)

2,890
Unamortized indirect costs	4

Notes receivable, net	$2,894

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
IDC amortization - notes receivable	$2	$5	$7	$18
IDC amortization - lease assets	49	46	129	138

Total	$51	$51	$136	$156

4. Investment in equipment leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2008	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2009
Net investment in operating leases	$39,091	$(6,939)	$(6,158)	$25,994
Net investment in direct financing leases	42	142	—	184
Assets held for sale or lease, net		716	(1)	715
Impairment loss reserve	—	(90)	—	(90)
Initial direct costs, net of accumulated amortization of $390 at September 30, 2009 and $368 at December 31, 2008	357	—	(129)	228

Total	$39,490	$(6,171)	$(6,288)	$27,031

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment leases, net (continued):

IDC amortization expense related to operating leases and direct finance leases totaled $49 thousand and $46 thousand for the respective three-month periods ended September 30, 2009 and 2008, and $129 thousand and $138 thousand for the respective nine-month periods ended September 30, 2009 and 2008 (See Note 3).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the third quarter of 2009, the Company deemed certain inventoried lease assets to be impaired. Accordingly, the Company recorded a fair value adjustment of approximately $90 thousand which reduced the cost basis of the assets. Such fair value adjustment is non-recurring. Under the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, the impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect third party information that are unobservable in the market. The Company had no Level 3 lease assets prior to the third quarter of 2009. There were no impairment losses for the three and nine months ended September 30, 2008. Depreciation expense on property subject to operating leases and property held for lease or sale was approximately $1.7 million and $2.5 million for the respective three months ended September 30, 2009 and 2008, and was approximately $6.2 million and $7.5 million for the respective nine months ended September 30, 2009 and 2008.

All of the leased property was acquired during the years 2005 through 2008.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance September 30, 2009
Materials handling	$20,444	$—	$(4,024)	$16,420
Construction	11,881	—	(8,880)	3,001
Transportation, rail	11,723	—	—	11,723
Transportation, other	11,122	—	(63)	11,059
Logging and lumber	2,001	—	(851)	1,150
Aviation	1,658	—	—	1,658
Manufacturing	1,499	—	(328)	1,171
Marine	1,415	—	—	1,415
Research	725	—	—	725
Office furniture	146	—	—	146

	62,614	—	(14,146)	48,468
Less accumulated depreciation	(23,523)	(6,158)	7,207	(22,474)

Total	$39,091	$(6,158)	$(6,939)	$25,994

The average estimated residual value for assets on operating leases was 22% of the assets’ original cost at September 30, 2009 and December 31, 2008.

On April 30, 2009, a major lessee, Chrysler Corporation, filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 35% owned by Fiat. The new Chrysler has remitted payments relative to the affirmed leases. However, at September 30, 2009, the account remains on cash basis in accordance with Company policy as the short payment history of the new Chrysler does not yet substantiate its ability to maintain accounts current.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment leases, net (continued):

Direct financing leases:

As of September 30, 2009, investment in direct financing leases consists of materials handling equipment. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Total minimum lease payments receivable	$219	$37
Estimated residual values of leased equipment (unguaranteed)	35	10

Investment in direct financing leases	254	47
Less unearned income	(70)	(5)

Net investment in direct financing leases	$184	$42

There were no investment in direct financing lease assets in non-accrual status at September 30, 2009 and December 31, 2008.

At September 30, 2009, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2009	$1,896	$39	$1,935
Year ending December 31, 2010	7,154	131	7,285
2011	4,183	40	4,223
2012	2,770	9	2,779
2013	1,848	—	1,848
2014	1,162	—	1,162
Thereafter	677	—	677

	$19,690	$219	$19,909

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

During the three and nine months ended September 30, 2009 and 2008, AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Administrative costs reimbursed to Managing Member and/or affilitates	$90	$82	$260	$415
Asset management fees to Managing Member and/or affiliates	105	155	549	498
Acquisition and initial direct costs paid to Managing Member	—	10	5	52

	$195	$247	$814	$965

6. Non-recourse Debt:

At September 30, 2009, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 4.33% to 6.65%. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2009, gross lease rentals totaled approximately $10.9 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $13.8 million. The notes mature from 2009 through 2015.

The non-recourse note payable does not contain any material financial covenant. The note is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transaction. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of this specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of non-recourse note as a general obligation or liability of the Company. Although the Company does not have any direct general liability in connection with the non-recourse note apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lender, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with a non-recourse discount financing obligation. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with this non-recourse obligation, the Company has determined that there are no material covenants with respect to the non-recourse note that warrant footnote disclosure.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

6. Non-recourse Debt (continued):

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2009	$800	$138	$938
Year ending December 31, 2010	3,151	370	3,521
2011	1,939	257	2,196
2012	1,312	193	1,505
2013	1,065	140	1,205
2014	819	64	883
Thereafter	638	17	655

	$9,724	$1,179	$10,903

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

As of September 30, 2009 and December 31, 2008, borrowings under the facility were as follows (in thousands):

	September 30, 2009	December 31, 2008
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	(500)
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the acquisition and warehouse facilities	—	(8,323)

Total remaining available under the acquisition and warehouse facilities	$75,000	$66,177

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2009, there were no borrowings under the Warehouse Facility. As of December 31, 2008, borrowings of $1.3 million were outstanding under the Warehouse Facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2008 was approximately $264 thousand.

As of September 30, 2009, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of and for the period ended September 30, 2009, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $22.5 million, 0.43 to 1, and 12.78 to 1, respectively, for the same period ended September 30, 2009. As such, as of September 30, 2009, the Company and its affiliates were in compliance with all material financial

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities (continued):

covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. During the second quarter of 2009, the Company has repaid all outstanding borrowings under the Credit Facility. The year-to-date 2009 weighted average interest rate on borrowings was 3.62%. During the three and nine months ended September 30, 2008, the weighted average interest rate on the borrowings were 3.76% and 4.62%, respectively.

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

As of September 30, 2009, the investment program participants were ATEL Capital Equipment Fund IX, LLC, ATEL Capital Equipment Fund X, LLC, the Company and ATEL 12, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

8. Commitments:

At September 30, 2009, the Company had no outstanding commitments to purchase lease assets or finance loans.

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

10. Members’ capital:

As of September 30, 2009 and December 30, 2008, 5,210,507 and 5,230,507 Units were issued and outstanding, respectively. The Fund was authorized to issue up to 15,000,000 Units. The Company terminated sales of Units effective April 30, 2006.

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

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Distributions declared	$1,205	$1,210	$3,615	$3,629
Weighted average number of Units outstanding	5,210,507	5,230,507	5,214,023	5,230,507

Weighted average distributions per Unit	$0.23	$0.23	$0.69	$0.69

11. Fair value of financial instruments:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

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

At September 30, 2009, the Company had no financial assets or liabilities that require measurement on a recurring basis.

However, the Company deemed certain inventoried lease assets to be impaired during the third quarter of 2009. Accordingly, the Company recorded a fair value adjustment of approximately $90 thousand which reduced the cost basis of the assets. Such fair value adjustment is non-recurring. Under the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, the impaired lease assets are classified within Level 3 of the valuation hierarchy as the

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

11. Fair value of financial instruments (continued):

data sources utilized for the valuation of such assets reflect third party information that are unobservable in the market. There were no impaired lease assets as of December 31, 2008. The Company had no Level 3 lease assets prior to the third quarter of 2009.

The following table presents the fair value of lease assets measured on a nonrecurring basis as of September 30, 2009 (in thousands):

	September 30, 2009	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis
Impaired off-lease assets	$343	$—	$—	$343

The Company has determined the estimated fair value amounts by using market information and valuation methodologies that it considers appropriate and consistent with the fair value accounting guidance. Considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize or has realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following disclosure of the estimated fair value of financial instruments is made in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification. Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of the Financial Instruments Topic and should be read in conjunction with the Company’s financial statements and related notes.

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of September 30, 2009 and December 31, 2008. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,518	$3,518	$904	$904
Notes receivable	2,894	2,894	3,994	3,994
Financial liabilities:
Non-recourse debt	9,724	10,148	17,389	18,457
Borrowings	—	—	500	500

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The three months ended September 30, 2009 versus the three months ended September 30, 2008

The Company had net losses of $104 thousand and $3 thousand for the three months ended September 30, 2009 and 2008, respectively. Results for the third quarter of 2009 reflect a decrease in revenues offset, in part, by a reduction in operating expenses when compared with results for the prior year period.

Revenues

Total revenues for the third quarter of 2009 declined by $951 thousand, or 30%, as compared to the prior year period. The net decrease in total revenues was primarily due to decreases in operating lease revenues and interest income on notes receivable offset, in part, by an increase in gain on sale of assets and early termination of notes.

The decrease in operating lease revenues totaled $1.1 million and was primarily due to run-off and sales of lease assets. In particular, the Company lost rental revenue from an early buyout of mining equipment by a lessee during the second quarter of 2009. Likewise, interest income on notes receivable declined by $48 thousand primarily due to continued run-off and early terminations of certain notes receivable.

Partially offsetting the above mentioned decreases in revenues was a $188 thousand increase in net gains on sales of lease assets and early termination of notes. The increase reflects increased volume as well as the type of assets sold during the quarter.

On April 30, 2009, a major lessee, Chrysler Corporation filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 35% owned by Fiat. The new Chrysler has remitted payments relative to the affirmed leases. However, at September 30, 2009, the account remains on cash basis in accordance with Company policy as the short payment history of the new Chrysler does not yet substantiate its ability to maintain accounts current.

Expenses

Total expenses for the third quarter of 2009 decreased by $771 thousand, or 25%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in depreciation expense, interest expense and management fees paid to AFS offset, in part, by increases in the provision for losses and doubtful accounts, and other expense.

Depreciation expense for the third quarter of 2009 decreased by $760 thousand, or 30%, as compared to the prior year period, largely due to run-off and sales of lease assets. Interest expense declined by $136 thousand as the Company continues to pay down non-recourse debt; and asset management fees paid to AFS decreased largely due to the continued decline in managed assets and related rents.

Partially offsetting the aforementioned decreases in expenses were increases in the provision for losses and doubtful accounts and other expense totaling $137 thousand and $27 thousand, respectively. The increase in the provision was primarily related to impairment losses recognized on certain inventoried lease assets and a note receivable; and the increase in other expense was mainly attributable to increased inspection fees.

Other income (loss), net

The Company recorded other income, net totaling $68 thousand for the third quarter of 2009 as compared to other expense, net totaling $11 thousand for the prior year period. The increase was a result of a favorable change in foreign currency transaction gains and losses recognized during the third quarter of 2009 as compared to the prior year period.

The increase in foreign currency gains was largely due to the quarter over quarter weakness of the U.S. currency against the British pound, which comprises the majority of the Company’s foreign currency transactions.

The nine months ended September 30, 2009 versus the nine months ended September 30, 2008

The Company had net income of $989 thousand for the nine months ended September 30, 2009 and a net loss of $175 thousand for the nine months ended September 30, 2008. Results for the first nine months of 2009 reflect a decrease in operating expenses offset, in part, by a much smaller reduction in total revenues when compared with results for the prior year period.

Revenues

Total revenues for the first nine months of 2009 decreased by $422 thousand, or 4%, as compared to the prior year period. The net reduction in total revenues was primarily due to decreases in operating lease revenues, interest income on notes receivable and gain on sale of securities offset, in part, by an increase in gain on sales of assets and early termination of notes.

Total operating lease revenues declined by $1.7 million primarily as a result of run-off and sales of lease assets. As previously noted, the Company lost significant rental revenue from mining equipment purchased by a lessee during the second quarter of 2009. Likewise, interest income on notes receivable declined by $220 thousand primarily due to continued run-off and early terminations of certain notes receivable; and gain on sale of securities decreased by $100 thousand largely due to an impaired security that was written-off during the first quarter of 2009.

As a partial offset to the aforementioned decreases in revenues, net gain on sale of lease assets and early termination of notes increased by $1.6 million primarily due to gains recognized on the sale of mining equipment to a lessee during the second quarter of 2009.

Expenses

Total expenses for the first nine months of 2009 decreased by $1.6 million, or 16%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in depreciation expense, interest expense and costs reimbursed to AFS offset, in part, by increases in the provision for losses and doubtful accounts, asset management fees paid to AFS and the provision for losses on investment securities.

Depreciation expense for the first nine months of 2009 decreased by $1.3 million, or 18%, as compared to the prior year period, largely due to run-off and sales of lease assets. Interest expense declined by $309 thousand as the Company continues to pay down non-recourse debt. Similarly, costs reimbursed to AFS decreased by $155 thousand as a result of a refinement of cost allocation methodologies employed by the Managing Member, intended to ensure that Fund management costs are allocated appropriately. This process is continuous and is evaluated, analyzed and modified as necessary.

The aforementioned decreases in expenses were partially offset by increases in the provision for losses and doubtful accounts, asset management fees paid to AFS and the provision for losses on investment securities totaling $146 thousand, $51 thousand and $50 thousand, respectively. The increase in the provision was primarily related to impairment losses recognized during the third quarter of 2009 on certain inventoried lease assets and a note receivable. The increase in asset management fees paid to AFS was a result of significant proceeds derived from an early termination of a lease, which impacted the calculation of management fees due to the Managing Member. Lastly, the increase in provision for losses reflects an impairment loss related to an investment security. The impairment loss was recorded during the first quarter of 2009.

Other income, net

The Company recorded other income, net totaling $1 thousand and $42 thousand for the first nine months of 2009 and 2008, respectively. Other income declined as a result of an unfavorable change in net foreign currency transaction gains recognized during the first nine months of 2009 as compared to the prior year period.

The decline in foreign currency gains was largely due to the year over year strength of the U.S. currency against the British pound. The British pound comprises the majority of the Company’s foreign currency transactions.

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

The changes in the Company’s cash flow for the three and nine months ended September 30, 2009 when compared to the three and nine months ended September 30, 2008 are as follows:

The three months ended September 30, 2009 versus the three months ended September 30, 2008

•	Operating Activities

Cash provided by operating activities decreased by $914 thousand for the third quarter of 2009 as compared to the prior year period. The net decrease in cash was primarily attributable to a decline in net operating results, as adjusted for non-cash items such as gains on sales of assets and depreciation expense, totaling $882 thousand, and an increase in payments made against accounts payable and accrued liabilities totaling $227 thousand. These decreases in cash flow were offset, in part, by a favorable change in unearned lease income and accounts receivable balances totaling $108 thousand and $76 thousand, respectively.

The decrease in net operating results, as adjusted for non-cash items, was primarily a result of decreases in operating lease revenue and notes receivable interest income; and the increase in payments made against accounts payable and accrued liabilities reflect third quarter 2009 payment of a prior quarter accrual of asset management fees payable to AFS.

Cash flow from the change in accounts receivable improved as the third quarter 2008 amount included delinquent receivables, some of which were collected in the fourth quarter of 2008. The increase in unearned lease income represents a period over period increase in prepaid rents.

•	Investing Activities

Cash provided by investing activities increased by $251 thousand for the third quarter of 2009 as compared to the prior year period. The increase in cash was largely due to an $823 thousand increase in proceeds from sales of lease assets and notes receivable activity. The aforementioned increase was offset, in part, by a $310 thousand reduction in proceeds from the early termination of notes receivable and a $235 thousand decrease in payments received on notes receivable.

The increase in proceeds from sales of lease assets was attributable to the absence of lease asset sales during the third quarter of 2008; while the decline in proceeds from the early termination of notes receivable was due to the absence of such early termination of notes during the third quarter of 2009. The reduction in payments received on notes receivable was largely due to the continued run-off of the notes portfolio.

•	Financing Activities

Net cash used in financing activities decreased by $175 thousand during the third quarter of 2009 as compared to the prior year period. The net decrease in cash used (increase in cash flow) was primarily due to the lower amount of scheduled principal payments made on the Company’s non-recourse debt.

The nine months ended September 30, 2009 versus the nine months ended September 30, 2008

•	Operating Activities

Cash provided by operating activities decreased by $133 thousand for the first nine months of 2009 as compared to the prior year period. The net decrease in cash flow was mostly due to a decline in net operating results, as adjusted for non-cash items such as gains on sales of assets and depreciation expense, totaling $1.3 million, and decreased collections of outstanding accounts receivable totaling $75 thousand. These decreases were partially offset by increased unearned lease income totaling $652 thousand and reduced payments made against accounts payable and accrued liabilities totaling $560 thousand.

The decline in net operating results, as adjusted for non-cash items, was mainly due to the reduction in revenues from operating leases and interest income from notes receivable. In addition, cash was adversely impacted by a period over period decrease in collections of accounts receivable, which declined mainly due to the first quarter 2008 collection of certain 2007 billings.

The increase in unearned lease income represents a period over period increase in prepaid rents; and payments made against accounts payable and accrued liabilities declined as the amount for the first nine months of 2008 includes payment of 2007 accruals related to asset purchases and reimbursements to AFS, higher sales tax payments and a refund of a lessee overpayment.

•	Investing Activities

Cash provided by investing activities for the first nine months of 2009 increased by $6.5 million as compared to the prior year period. The increase in cash flow was mainly a result of a combined $6.7 million increase in proceeds from sales of lease assets and early termination of notes receivable and a combined $918 thousand decrease in cash used to purchase lease assets and fund loans. These increases were offset, in part, by a $1.1 million reduction in payments received on notes receivable.

The significant increase in proceeds from sales of lease assets was mostly attributable to an early termination of a lease during the second quarter of 2009; and the decline in cash used to purchase lease assets and fund loans was attributable to the decline in acquisition phase activity as the Fund has approached full investment.

As a partial offset, payments received on notes receivable decreased largely due to the continued run-off of the notes portfolio.

•	Financing Activities

Net cash used in financing activities increased by $3.6 million during the first nine months of 2009 as compared to the prior year period. The net decrease in cash flow was primarily due to a $3.5 million reduction in net proceeds from borrowings during the comparative periods combined with a $100 thousand period over period increase in repurchases of capital contributions.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company and affiliates were in compliance with all covenants under the Credit Facility as of September 30, 2009. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of and for the period ended September 30, 2009, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $22.5 million, 0.43 to 1, and 12.78 to 1, respectively, for the same period ended September 30, 2009. As such, as of September 30, 2009, the Company and its affiliates were in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of EBITDA to net income for the nine months ended September 30, 2009 (in thousands):

Net income – GAAP basis	$989
Interest expense	708
Depreciation and amortization	6,159
Amortization of initial direct costs	136
Provision for losses and doubtful accounts	101
Provision for losses on investment securities	50
Payments received on direct finance leases	38
Payments received on notes receivable	1,175
Amortization of unearned income on direct finance leases	(40)
Amorization of unearned income on notes receivable	(265)

EBITDA (for Credit Facility financial covenant calculation only)	$9,051

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

Due to the bankruptcy of a major lessee, Chrysler Corporation, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of September 30, 2009. At September 30, 2009, the net book value of such equipment was approximately $1.3 million and, as of the same date, management has concluded that the status of these leases will not have a material impact on either of the Company’s capital resources or liquidity. The new Chrysler has remitted payments relative to the affirmed leases. However, at September 30, 2009, the account remains on cash basis in accordance with Company policy as the short payment history of the new Chrysler does not yet substantiate its ability to maintain accounts current.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. Additional distributions have been consistently made through September 30, 2009.

At September 30, 2009, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 13, 2009

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