Form 10-K
period 2009-12-31
ATEL Capital Equipment Fund XI, LLC
filed 2010-03-29
CIK 1297667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2010 was 5,210,507.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	BUSINESS

General Development of Business

ATEL Capital Equipment Fund XI, LLC (the “Company” or the “Fund”) was formed under the laws of the State of California on June 25, 2004. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing, lending and sales activities. Also, from time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2025. Each Member’s personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and assets of the Company.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Net contributions of $52.2 million were received through December 31, 2009, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases of $632 thousand. As of December 31, 2009, 5,210,507 Units were issued and outstanding.

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

The Company, or AFS on behalf of the Company, has incurred costs in connection with the organization, registration and issuance of the Limited Liability Company Units (see Note 7 to the financial statements included in Item 8, Financial Statements and Supplementary Data of this report). The amount of such costs to be borne by the Company is limited by certain provisions of the Company’s Operating Agreement. The Company will pay AFS and affiliates of AFS substantial fees which may result in a conflict of interest. The Company will pay substantial fees to AFS and its affiliates before distributions are paid to investors even if the Company does not produce profits. Therefore, the financial position of the Company could change significantly.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2009, the Company had purchased equipment with a total acquisition price of $63.4 million. The Company had also loaned $15.1 million for notes receivable secured by various assets.

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

During 2009 and 2008, certain lessees generated significant portions (defined as 10% or more) of the Company’s total operating revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2009	2008
New NGC, Inc.	Materials handling	15%	11%
Union Pacific	Transportation	13%	10%
International Paper Co.	Materials handling	11%	10%
Washington Group International	Construction	*	12%

*	Less than 10%

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by region, of the Company’s operating revenues for the year ended December 31, 2009 and 2008:

Geographic area	2009	2008
North America	92%	92%
Europe	8%	8%

The business of the Company is not seasonal.

The Company has no full time employees. AFS’ employees and affiliates provide the services the Company requires to effectively operate. The cost of these services is reimbursed by the Company to AFS and affiliates per the Operating Agreement.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2009 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$20,589	32.46%
Construction	12,649	19.94%
Transportation, rail	11,924	18.80%
Transportation, other	11,066	17.45%
Logging and lumber	2,001	3.15%
Aviation	1,658	2.61%
Marine vessels	1,415	2.23%
Manufacturing	1,172	1.85%
Other	958	1.51%

	$63,432	100.00%

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$11,924	18.80%
Transportation services	11,460	18.07%
Manufacturing	9,390	14.80%
Paper products	8,886	14.01%
Mining	8,610	13.57%
Health services	4,967	7.83%
Food products	2,571	4.05%
Chemical products	2,139	3.37%
Wood/Lumber products	1,677	2.64%
Other	1,808	2.86%

	$63,432	100.00%

From inception to December 31, 2009, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Logging and lumber	$9,460	$7,944	$3,947
Materials handling	1,390	238	1,354
Construction	851	224	683
Transportation, rail	201	246	6
Transportation, other	63	19	51

	$11,965	$8,671	$6,041

For further information regarding the Company’s equipment lease portfolio as of December 31, 2009, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2009 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Computer equipment	$7,023	48.38%
Office furniture/Fixtures and other assets	4,120	28.38%
Storage facility	2,503	17.24%
Manufacturing	367	2.53%
Research	504	3.47%

	$14,517	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Business services	$4,326	29.80%
Communications	3,369	23.21%
Manufacturing	2,503	17.24%
Health services	2,833	19.52%
Electronics	1,119	7.71%
Engineering	367	2.52%

	$14,517	100.00%

From inception to December 31, 2009, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computer equipment	$6,465	$2,475	$4,998
Office furniture/Fixtures and other assets	2,407	617	2,149
Research	504	—	612
Manufacturing	1	—	1

	$9,377	$3,092	$7,760

For further information regarding the Company’s notes receivable portfolio as of December 31, 2009, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Item 2.	PROPERTIES

The Company does not own or lease any real property, plant or material physical properties other than the equipment held for lease as set forth in Item 1, Business.

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

Item 4.	[RESERVED]

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

Holders

As of December 31, 2009, a total of 1,178 investors were Unitholders of record in the Company.

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

The rate for monthly distributions from 2009 operations was $0.08 per Unit for the period from January through December 2009. Likewise, the rate for monthly distributions from 2008 operations was $0.08 per Unit for the period from January through December 2007. The rate for each of the quarterly distributions paid in 2009 and 2008 was $0.23 per Unit.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2009	2008
Net income (loss) per Unit, based on weighted average Unit outstanding	$0.13	$(0.24)
Return of investment	0.79	1.16

Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.92	0.92
Differences due to timing of distributions	—	—

Actual distributions paid per Unit	$0.92	$0.92

Item 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2009 and 2008, the Company has not exceeded the annual and/or cumulative limitations discussed above.

As of December 31, 2009 and 2008, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2009	2008
Manufacturing	49%	60%
Transportation, rail	24%	19%
Transportation services	16%	13%

As previously mentioned, certain lessees generated significant portions (defined as 10% or more) of the Company’s total operating revenues during 2009 and 2008 as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2009	2008
New NGC, Inc.	Materials handling	15%	11%
Union Pacific	Transportation	13%	10%
International Paper Co.	Materials handling	11%	10%
Washington Group International	Construction	*	12%

*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s leased property was acquired in the years 2005 through 2008. The utilization percentage of existing assets under lease was 94% and 100% as of December 31, 2009 and 2008, respectively.

2009 vs. 2008

The Company had net income of $1.1 million for the year ended December 31, 2009 and a net loss of $883 thousand for the prior year. Results for 2009 reflect a decrease in operating expenses offset, in part, by a much smaller reduction in total revenues when compared with results for the prior year.

Revenues

Total revenues for 2009 decreased by $946 thousand, or 7%, as compared to the prior year. The net reduction in total revenues was primarily due to decreases in operating lease revenues and interest income on notes receivable, and the loss on the sale or disposition of securities. These decreases were partially offset by an increase in gain on sales of assets and early termination of notes.

Total operating lease revenues declined by $2.2 million primarily as a result of run-off and sales of lease assets. In particular, the Company lost significant rental revenue from mining equipment purchased by a lessee during the second quarter of 2009. Likewise, interest income on notes receivable declined by $265 thousand primarily due to continued run-off and early terminations of certain notes receivable. In addition, the $46 thousand loss related to the write-off of an impaired security during the first quarter of 2009 reduced revenues by $100 thousand when compared to prior year.

As a partial offset to the aforementioned decreases in revenues, net gain on sale of lease assets and early termination of notes increased by $1.6 million primarily due to gains recognized on the sale of mining equipment to a lessee during the second quarter of 2009.

Expenses

Total expenses for 2009 decreased by $2.9 million, or 22%, as compared to the prior year. The net reduction in total expenses was primarily due to decreases in depreciation expense, interest expense, the provision for credit losses, costs reimbursed to AFS and professional fees. These decreases in expense were offset, in part, by an increase in impairment losses, other expense and the provision for losses on investment securities.

Depreciation expense for 2009 decreased by $2.1 million, or 21%, as compared to the prior year, largely due to run-off and sales of lease assets. Interest expense declined by $444 thousand due to the decrease in outstanding debt, which has been reduced by approximately $9.0 million since December 31, 2008 primarily due to an early termination of a significant lease and its corresponding debt combined with continued scheduled payments of outstanding debt.

Moreover, the provision for credit losses declined by $377 thousand as the 2008 amount included a $496 thousand reserve related to two borrowers that have since defaulted on their respective notes; and the costs reimbursed to AFS decreased by $149 thousand as the 2008 amount reflected the payment of 2007 administrative costs. In addition, professional fees were reduced by $96 thousand primarily as a result of a year over year reduction in tax preparation and audit related fees.

The aforementioned decreases in expenses were partially offset by increases in impairment losses, other expense and the provision for losses on investment securities totaling $245 thousand, $56 thousand and $50 thousand, respectively. The increase in impairment losses was a result of 2009 adjustments made to the cost basis of certain impaired leased and off-lease assets. Other expense increased mainly due to higher estimated state and franchise taxes, and inspection fees. In addition, the increase in the provision for losses on investment securities resulted from the first quarter 2009 recognition of an impairment loss on an investment security.

Other income, net

The Company recorded other income, net totaling $2 thousand and $8 thousand for 2009 and 2008, respectively. Other income, net declined as a result of an unfavorable change in net foreign currency transaction gains recognized during 2009 as compared to the prior year.

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

The changes in the Company’s cash flow for 2009 when compared to the prior year are as follows:

•	Operating Activities

Cash provided by operating activities decreased by $829 thousand for the year ended December 31, 2009 as compared to the prior year. The net decrease in cash flow was mostly due to a decline in net operating results, as adjusted for non-cash items such as gains on sales of assets and depreciation expense, and decreased collections of outstanding accounts receivable. These decreases in cash flow were partially offset by increases resulting from reduced payments made against accounts payable and accrued liabilities, and reduced amounts of unearned lease income amortized during 2009 as compared to the prior year.

The year over year decline in net operating results, as adjusted for non-cash items, reduced cash flow by $1.6 million and was mainly attributable to the reduction in revenues from operating leases and interest income from notes receivable. Likewise, the decrease in collection of accounts receivable reduced cash flow by $221 thousand. This change was largely attributable to the first quarter 2008 collection of 2007 year-end revenue billings.

As a partial offset, the decrease in payments made against accounts payable and accrued liabilities improved cash flow by $508 thousand. The decline in payments was primarily due to the 2008 payment of 2007 accruals related to asset purchases and reimbursements to AFS, and a refund of a lessee overpayment during the second quarter of 2008. This change was partially offset by overpayments made by certain lessees during 2009.

In addition, the decrease in amounts of unearned lease income amortized during 2009, as compared to 2008, improved cash flow by $435 thousand and was primarily due to the significantly higher amounts of prepaid rents received in 2007 versus 2008.

•	Investing Activities

Cash provided by investing activities for 2009 increased by $6.7 million as compared to the prior year. The increase in cash flow was mainly a result of a combined $6.9 million increase in proceeds from sales of lease assets and early termination of notes receivable and a combined $1.2 million decrease in cash used to purchase lease assets and fund loans. These increases were offset, in part, by a $1.3 million reduction in payments received on notes receivable.

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

Net cash used in financing activities increased by $2.4 million during 2009 as compared to the prior year. The net decrease in cash flow was primarily due to a $2.3 million year over year reduction in net proceeds from borrowings combined with a $100 thousand increase in cash used to repurchase Units.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company and affiliates were in compliance with all covenants under the Credit Facility as of December 31, 2009. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of December 31, 2009, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $21.3 million, 0.42 to 1, and 13.50 to 1, respectively, as of December 31, 2009. As such, as of December 31, 2009, the Company and its affiliates were in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of EBITDA to net income for the year ended December 31, 2009 (in thousands):

Net income - GAAP basis	$1,084
Interest expense	854
Depreciation and amortization	7,847
Amortization of initial direct costs	168
Impairment losses	245
Provision for credit losses	28
Provision for losses on investment securities	50
Payments received on direct financing leases	78
Payments received on notes receivable	1,560
Amortization of unearned income on direct financing leases	(58)
Amorization of unearned income on notes receivable	(331)

EBITDA (for Credit Facility financial covenant calculation only)	$11,525

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

Due to the bankruptcy of a major lessee, Chrysler Corporation, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of December 31, 2009. At December 31, 2009, the net book value of such equipment was approximately $1.1 million. The new Chrysler has remitted payments relative to the affirmed leases. However, at December 31, 2009, the account remains on cash basis in accordance with Company policy as the short payment history of the new Chrysler does not yet substantiate its ability to maintain accounts current.

As of December 31, 2009, the total net investment in equipment underlying lease contracts placed in non-accrual status, and the related accounts receivable from such contracts approximated $1.7 million and $168 thousand, respectively. As of the same date, management has concluded that the status of these leases will not have a material impact on either of the Company’s capital resources or liquidity. As of December 31, 2008, the total net investment in equipment underlying lease contracts placed in non-accrual status totaled $884 thousand with a related accounts receivable of $144 thousand.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. Additional distributions have been consistently made through December 31, 2009.

At December 31, 2009, there were no commitments to purchase lease assets or fund investments in notes receivable.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements, Summary of significant accounting policies, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, operating lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

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

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual contract term using a straight-line method for operating leases and the effective interest rate method for direct financing leases and notes receivable. Upon disposal of the underlying lease or loan assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

Asset valuation:

Recorded values of the Company’s leased asset portfolio are periodically reviewed for impairment. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the assets and its carrying value on the measurement date.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 36.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members

ATEL Capital Equipment Fund XI, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund XI, LLC (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund XI, LLC as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California

March 26, 2010

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

(In Thousands)

	2009	2008
ASSETS
Cash and cash equivalents	$3,654	$904
Accounts receivable, net of allowance for doubtful accounts of $210 as of December 31, 2009 and $178 as of December 31, 2008	213	254
Notes receivable, net of unearned interest income of $472 and allowance for credit losses of $0 as of December 31, 2009 and net of unearned interest income of $896 and allowance for credit losses of $479 as of December 31, 2008	2,570	3,994
Investments in securities	306	421
Investments in equipment and leases, net of accumulated depreciation of $25,912 as of December 31, 2009 and $23,524 as of December 31, 2008	24,917	39,490
Other assets	39	36

Total assets	$31,699	$45,099

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$87	$121
Accrued distributions to Other Members	551	554
Other	412	326
Non-recourse debt	8,924	17,389
Acquisition facility obligation	—	500
Unearned operating lease income	437	695

Total liabilities	10,411	19,585

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	21,288	25,514

Total Members’ capital	21,288	25,514

Total liabilities and Members’ capital	$31,699	$45,099

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

	2009	2008
Revenues:
Operating lease income	$9,643	$11,820
Direct financing leases	58	3
Notes receivable interest income	331	596
Gain on sale of assets and early termination of notes	1,657	76
(Loss) gain on sale or disposition of securities	(46)	54
Interest income	—	24
Other	26	42

Total revenues	11,669	12,615

Expenses:
Depreciation of operating lease assets	7,847	9,976
Asset management fees to Managing Member	656	648
Acquisition expense	4	48
Cost reimbursements to Managing Member	349	498
Impairment losses	245	—
Provision for credit losses	28	405
Provision for losses on investment in securities	50	—
Amortization of initial direct costs	168	205
Interest expense	854	1,298
Professional fees	169	265
Outside services	53	55
Other	164	108

Total operating expenses	10,587	13,506
Other income, net	2	8

Net income (loss)	$1,084	$(883)

Net income (loss):
Managing Member	$391	$392
Other Members	693	(1,275)

	$1,084	$(883)

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.13	$(0.24)
Weighted average number of Units outstanding	5,213,137	5,230,507

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2007	5,230,507	$31,627	$—	$31,627
Distributions to Other Members ($0.92 per Unit)	—	(4,838)	—	(4,838)
Distributions to Managing Member	—	—	(392)	(392)
Net (loss) income	—	(1,275)	392	(883)

Balance December 31, 2008	5,230,507	25,514	—	25,514
Repurchases of capital contributions	(20,000)	(100)	—	(100)
Distributions to Other Members ($0.92 per Unit)	—	(4,819)	—	(4,819)
Distributions to Managing Member	—	—	(391)	(391)
Net income	—	693	391	1,084

Balance December 31, 2009	5,210,507	$21,288	$—	$21,288

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(In Thousands)

	2009	2008
Operating activities:
Net income (loss)	$1,084	$(883)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(1,657)	(76)
Depreciation of operating lease assets	7,847	9,976
Amortization of initial direct costs	168	205
Amortization of unearned income on direct financing leases	(58)	(3)
Amortization of unearned income on notes receivable	(331)	(596)
Impairment losses	245	—
Provision for credit losses	28	405
Provision for losses on investment in securities	50	—
Loss (gain) on sale or disposition of securities	46	(54)
Changes in operating assets and liabilities:
Accounts receivable	33	254
Prepaid expenses and other assets	(3)	(4)
Accounts payable, Managing Member	(34)	(260)
Accounts payable, other	86	(342)
Accounts payable, affiliates	—	146
Unearned operating lease income	(258)	(693)

Net cash provided by operating activities	7,246	8,075

Investing activities:
Purchases of equipment on operating leases	—	(543)
Purchase of securities	(3)	(76)
Proceeds from early termination of notes receivable	172	1,223
Proceeds from sales of lease assets	7,954	—
Payments of initial direct costs	(1)	(12)
Payments received on direct financing leases	78	10
Note receivable advances	—	(625)
Proceeds from sale of securities	22	206
Payments received on notes receivable	1,560	2,904

Net cash provided by investing activities	9,782	3,087

Financing activities:
Borrowings under non-recourse debt	—	2,738
Repayments under non-recourse debt	(8,465)	(5,928)
Borrowings under acquisition facility	500	3,000
Repayments under acquisition facility	(1,000)	(6,500)
Distributions to Other Members	(4,822)	(4,838)
Distributions to Managing Member	(391)	(392)
Rescissions and repurchases of capital contributions	(100)	—

Net cash used in financing activities	(14,278)	(11,920)

Net increase (decrease) in cash and cash equivalents	2,750	(758)
Cash and cash equivalents at beginning of year	904	1,662

Cash and cash equivalents at end of year	$3,654	$904

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$898	$1,335

Cash paid during the year for taxes	$41	$35

Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$551	$554

Distributions payable to Managing Member at year-end	$45	$45

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund XI, LLC (the “Company” or the “Fund”) was formed under the laws of the State of California on June 25, 2004. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing, lending and sales activities. Also, from time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements. The Managing Member of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2025. Each Member’s personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and assets of the Company.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Net contributions of $52.2 million were received through December 31, 2009, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases of $632 thousand. As of December 31, 2009, 5,210,507 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheet as of December 31, 2009 and 2008, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2009, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts, and notes receivable which are currently due to the Company. Allowances for doubtful accounts are established based on historical charge off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged off against the allowance on specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in financial institutions where the principal is 100% guaranteed under the Troubled Asset Relief Program Act of 2008 (“TARP”) through June 2010, so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable. See Note 3 for a description of lessees and financial borrowers by industry as of December 31, 2009 and 2008.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values at the end of the leases. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, operating lessees may be placed in a non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Initial direct costs:

The Company capitalizes initial direct costs (“IDC”) associated with the origination and funding of lease assets and investments in notes receivable. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease and loan originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease (or note by note) basis based on actual contract term using a straight-line method for operating leases and the effective interest rate method for direct financing leases and notes receivable. Upon disposal of the underlying lease or loan assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases or notes receivable that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

Asset valuation:

Recorded values of the Company’s leased asset portfolio are periodically reviewed for impairment. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2009 and 2008 and long-lived assets as of December 31, 2009 and 2008 (in thousands):

	For the year ended December 31,
	2009	% of Total	2008	% of Total
Revenue
United States	$10,774	92%	$11,632	92%

United Kingdom	895	8%	983	8%

Total International	895	8%	983	8%

Total	$11,669	100%	$12,615	100%

	As of December 31,
	2009	% of Total	2008	% of Total
Long-lived assets
United States	$23,339	94%	$37,074	94%

United Kingdom	1,578	6%	2,416	6%

Total International	1,578	6%	2,416	6%

Total	$24,917	100%	$39,490	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments. Accordingly, such investment is stated at cost. At March 31, 2009, the Company deemed an investment security to be impaired. Accordingly, the Company recorded a fair value adjustment of approximately $50 thousand which reduced the cost basis of the investment. The impaired investment security was disposed of during the second quarter of 2009. There were no additional impaired securities at December 31, 2009 and 2008.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value, as determined by the Managing Member, on the balance sheet as assets or liabilities. At December 31, 2009 and 2008, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company recognized net foreign currency gains of $2 thousand and $8 thousand for 2009 and 2008, respectively.

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

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Review Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states, which levy income taxes on partnerships. For the years ended December 31, 2009 and 2008, the current provision for state income taxes was approximately $61 thousand and $24 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2009 and 2008 as follows (in thousands):

	2009	2008
Financial statement basis of net assets	$21,288	$25,514
Tax basis of net assets (unaudited)	20,158	23,274

Difference	$1,130	$2,240

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income (loss) reported in these financial statements to the income (loss) reported on the Company’s federal tax returns (unaudited) for the years ended December 31, 2009 and 2008, respectively (in thousands):

	2009	2008
Net income (loss) per financial statements	$1,084	$(883)
Tax adjustments (unaudited):
Adjustment to depreciation expense	397	(1,740)
Provision for doubtful accounts	32	53
Provision for losses	—	479
Adjustments to revenues	(234)	(691)
Adjustments to gain on sales of assets	1,154	—
Other	(236)	—

Income (loss) per federal tax return (unaudited)	$2,197	$(2,782)

Other income, net:

During the year ended December 31, 2009 and 2008, other income, net was comprised of gains on foreign currency transactions.

Per unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Recent accounting pronouncements:

The Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification provides guidance on improving disclosures about fair value measurements. This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance is effective for the first reporting period beginning after December 15, 2009, which will be effective for the Company beginning January 1, 2010. The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010. The adoption of the guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

As of December 31, 2009 and 2008, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2009	2008
Manufacturing	49%	60%
Transportation, rail	24%	19%
Transportation services	16%	13%

During 2009 and 2008, certain lessees generated significant portions (defined as 10% or more) of the Company’s total operating revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2009	2008
New NGC, Inc.	Materials handling	15%	11%
Union Pacific	Transportation	13%	10%
International Paper Co.	Materials handling	11%	10%
Washington Group International	Construction	*	12%

*	Less than 10%

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable were generally up to 120 months and bear interest at rates ranging from 8.4% to 13.9%. The notes are secured by the equipment financed. The notes mature from 2010 through 2016. There were no impaired notes at December 31, 2009. At December 31, 2008, the Company had a $479 thousand reserve for impairment losses related to a $499 thousand note receivable. The impaired note was subsequently written-off during the third quarter of 2009. There were no notes receivable placed in non-accrual status as of December 31, 2009. As of December 31, 2008, the total amount of notes receivable placed in non-accrual status was nominal in amount.

The minimum future payments receivable as of December 31, 2009 are as follows (in thousands):

Year ending December 31, 2010	$1,249
2011	521
2012	399
2013	295
2014	221
Thereafter	354

3,039
Less: portion representing unearned interest income	(472)

2,567
Unamortized indirect costs	3

Notes receivable, net	$2,570

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net (continued):

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	For the year ended December 31,
	2009	2008
IDC amortization - notes receivable	$8	$21
IDC amortization - lease assets	160	184

Total	$168	$205

5. Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Provision for losses - Notes Receivable	Allowance for Doubtful Accounts	Total
Balance January 1, 2008	$—	$125	$125
Provision (reversal of provision) for credit losses	496	(91)	405
(Charge-offs)/adjustments	(17)	144	127

Balance December 31, 2008	479	178	657
Provision for losses	20	8	28
(Charge-offs)/adjustments	(499)	23	(476)

Balance December 31, 2009	$—	$209	$209

6. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2008	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2009
Net investment in operating leases	$39,091	$(7,110)	$(7,807)	$24,174
Net investment in direct financing leases	42	141	(20)	163
Assets held for sale or lease, net	—	423	(40)	383
Initial direct costs, net of accumulated amortization of $414 at December 31, 2009 and $368 at December 31, 2008	357	—	(160)	197

Total	$39,490	$(6,546)	$(8,027)	$24,917

Additions to net investment in operating leases are stated at cost and include amounts accrued at December 31, 2008 related to asset purchase obligations. There were no such amounts accrued at December 31, 2009.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net (continued):

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During 2009, the Company deemed certain inventoried lease assets to be impaired. Accordingly, the Company recorded a fair value adjustment of approximately $245 thousand which reduced the cost basis of the assets. No impairment losses were recorded in 2008. Depreciation expense on property subject to operating leases and property held for lease or sale was approximately $7.8 million and $10.0 million for the years ended December 31, 2009 and 2008, respectively.

All of the leased property was acquired during the years 2005 through 2008.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2008	Additions	Reclassifications or Dispositions	Balance December 31, 2009
Materials handling	$20,444	$—	$(4,571)	$15,873
Transportation, rail	11,723	—	—	11,723
Transportation, other	11,122	—	(63)	11,059
Construction	11,881	—	(8,899)	2,982
Logging and lumber	2,001	—	(851)	1,150
Aviation	1,658	—	—	1,658
Manufacturing	1,499	—	(328)	1,171
Marine	1,415	—	—	1,415
Research	725	—	—	725
Office furniture	146	—	—	146

	62,614	—	(14,712)	47,902
Less accumulated depreciation	(23,523)	(7,807)	7,602	(23,728)

Total	$39,091	$(7,807)	$(7,110)	$24,174

The average estimated residual value for assets on operating leases was 21% and 22% of the assets’ original cost at December 31, 2009 and 2008, respectively.

On April 30, 2009, a major lessee, Chrysler Corporation, filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 35% owned by Fiat. The new Chrysler has remitted payments relative to the affirmed leases. However, at December 31, 2009, the account remains on cash basis in accordance with Company policy as the short payment history of the new Chrysler does not yet substantiate its ability to maintain accounts current.

At December 31, 2009, net investment in equipment underlying lease contracts placed in non-accrual status approximated $1.7 million, of which $1.1 million was related to Chrysler. The related accounts receivable from such contracts approximated $168 thousand. At December 31, 2008, such investment totaled $884 thousand with a related accounts receivable of approximately $144 thousand.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net (continued):

Direct financing leases:

As of December 31, 2009, investment in direct financing leases consists of materials handling equipment. At December 31, 2008, such investment consisted of materials handling equipment and office furniture. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Total minimum lease payments receivable	$180	$37
Estimated residual values of leased equipment (unguaranteed)	35	10

Investment in direct financing leases	215	47
Less unearned income	(52)	(5)

Net investment in direct financing leases	$163	$42

There were no investment in direct financing lease assets in non-accrual status at December 31, 2009 and 2008.

At December 31, 2009, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2010	$7,228	130	$7,358
2011	4,191	41	4,232
2012	2,770	9	2,779
2013	1,848	—	1,848
2014	1,162	—	1,162
Thereafter	677	—	677

	$17,876	$180	$18,056

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. The useful lives for investment in leases by category are as follows (in years):

Equipment category	Useful Life
Transportation, rail	30 - 35
Aviation	20 -30
Marine vessels	20 - 30
Manufacturing	10 - 20
Construction	7 - 10
Logging & lumber	7 - 10
Materials handling	7 - 10
Office furniture	7 - 10
Research	7 - 10
Transportation, other	7 - 10

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2009, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Costs reimbursed to Managing Member and/or affiliates	$349	$498
Asset management fees to Managing Member	656	648
Acquisition and initial direct costs paid to Managing Member	5	55

	$1,010	$1,201

8. Non-recourse debt:

At December 31, 2009 and 2008, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 4.33% to 6.65%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2009, gross lease rentals totaled approximately $10.0 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $12.8 million. The notes mature from 2010 through 2015.

The non-recourse note payable does not contain any material financial covenant. The note is secured by a lien granted by the Company to the non-recourse lender on (and only on) the discounted lease transaction. The lender has recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of this specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of non-recourse note as a general obligation or liability of the Company. Although the Company does not have any direct general liability in connection with the non-recourse note apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lender, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with a non-recourse discount financing obligation. Accordingly, as there are no

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse debt (continued):

financial covenants or ratios imposed on the Company in connection with this non-recourse obligation, the Company has determined that there are no material covenants with respect to the non-recourse note that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2010	$3,151	$421	$3,572
2011	1,939	270	2,209
2012	1,312	182	1,494
2013	1,065	118	1,183
2014	818	64	882
Thereafter	639	17	656

	$8,924	$1,072	$9,996

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

As of December 31, 2009 and 2008, borrowings under the facility were as follows (in thousands):

	2009	2008
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	(500)
Amounts borrowed by affiliated partnerships and limited liability companies under the working capital, acquisition and warehouse facilities	(1,750)	(8,323)

Total remaining available under the working capital, acquisition and warehouse facilities	$73,250	$66,177

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2009, there were no borrowings under the Warehouse Facility. As of December 31, 2008, borrowings of $1.3 million were outstanding under the Warehouse Facility. The Company’s maximum obligation on the outstanding warehouse balance at December 31, 2008 was approximately $264 thousand.

As of December 31, 2009, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2009, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $21.3 million, 0.42 to 1, and 13.50 to 1, respectively, as of December 31, 2009.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

9. Borrowing facilities (continued):

As such, as of December 31, 2009, the Company and its affiliates were in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. During the second quarter of 2009, the Company has repaid all outstanding borrowings under the Credit Facility. The weighted average interest rate on borrowings was 2.42% and 4.55% for the years ended December 31, 2009 and 2008, respectively.

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

As of December 31, 2009, the investment program participants were ATEL Capital Equipment Fund X, LLC, the Company and ATEL 12, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

10. Commitments:

At December 31, 2009, the Company had no outstanding commitments to purchase lease assets or finance loans.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

12. Members’ capital:

As of December 31, 2009 and 2008, 5,210,507 and 5,230,507 Units were issued and outstanding. The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated sales of Units effective April 30, 2006.

The Company has the right, exercisable in the Manager’s discretion, but not the obligation, to repurchase Units of a Unit holder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given circumstances, in the event that the Manager deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the unit-holder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs. During the year ended December 31, 2009, the Company repurchased Units totaling 20,000. There were no such repurchases of Units during 2008.

During the years ended December 31, 2009 and 2008, distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2009	2008
Distributions declared	$4,819	$4,838
Weighted average number of Units outstanding	5,213,137	5,230,507

Weighted average distributions per Unit	$0.92	$0.92

13. Fair value measurements:

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

At December 31, 2009, the Company had no assets or liabilities that require measurement on a recurring basis.

However, the Company deemed certain off-lease assets to be impaired during 2009. Accordingly, the Company recorded a fair value adjustment of approximately $245 thousand which reduced the cost basis of the assets. Such fair value adjustment is non-recurring. Under the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. There were no impaired lease assets as of December 31, 2008.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements (continued):

The following table presents the fair value of off-lease assets measured on a nonrecurring basis as of December 31, 2009 (in thousands):

	December 31, 2009	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis
Impaired off-lease assets	$384	$—	$—	$384

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

At December 31, 2009, management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the remaining securities and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, the investment is stated at cost.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements (continued):

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of December 31, 2009 and 2008. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008 (in thousands):

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,654	$3,654	$904	$904
Notes receivable	2,570	2,570	3,994	3,994

Financial liabilities:
Non-recourse debt	8,924	9,244	17,389	18,457
Borrowings	—	—	500	500

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A(T).	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2009. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2009. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2009.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

ATEL Financial Services, LLC (“AFS”) is the Company’s Managing Member or Manager. AFS is controlled by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control ATEL and affiliated companies. The outstanding voting capital stock of ACG is owned 100% by Dean L. Cash.

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

Dean L. Cash, age 59, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 56, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 51, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2009.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Managing Member, AFS, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2009 and 2008 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ASC, an affiliate of AFS.

Through December 31, 2009, $4.7 million of such commissions had been paid to AFS or its affiliate. Of that amount, $3.9 million has been re-allowed to other broker/dealers.

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

Managing Member’s Interest in Operating Proceeds

AFS receives an allocation of all 7.5% of all Company net income, net loss and investment tax credits corresponding to its Carried Interest in Distributions and the remaining 92.5% is allocated among the Members. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2009 and 2008.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2009, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions” at Note 7 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

During the last two years, the Company incurred audit and other fees with its principal auditors as follows (in thousands):

	2009	2008
Audit fees	$110	$128
Other	7	33

	$117	$161

Audit fees consist of the aggregate fees and expenses billed in connection with the audit of the Company’s annual financial statements and the review of the financial statements included in the Company’s quarterly reports on Form 10-Q.

Other fees represent costs incurred in connection with various Agreed-Upon Procedures engagements.

The board of directors of the Managing Member acts as the audit committee of the registrant. Engagements for audit services, audit related services and tax services are approved in advance by the Chief Financial Officer of the Managing Member acting on behalf of the board of directors of the Managing Member in its role as the audit committee of the Company.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	Financial Statements

Included in Part II of this report:

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2009 and 2008

Statements of Operations for the years ended December 31, 2009 and 2008

Statements of Changes in Members’ Capital for the years ended December 31, 2009 and 2008

Statements of Cash Flows for the years ended December 31, 2009 and 2008

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

Date: March 26, 2010

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

SIGNATURE	CAPACITIES	DATE

/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 26, 2010

/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 26, 2010

/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 26, 2010

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.