Form 10-Q
period 2010-03-31
ATEL Capital Equipment Fund XI, LLC
filed 2010-05-10
CIK 1297667

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2010

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

The number of Limited Liability Company Units outstanding as of April 30, 2010 was 5,210,507.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

MARCH 31, 2010 AND DECEMBER 31, 2009

(In Thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$4,032	$3,654
Accounts receivable, net of allowance for doubtful accounts of $186 as of March 31, 2010 and $210 as of December 31, 2009	178	213
Notes receivable, net of unearned interest income of $415 of March 31, 2010 and $472 as of December 31, 2009	2,246	2,570
Investment in securities	312	306
Investments in equipment and leases, net of accumulated depreciation of $26,579 as of March 31, 2010 and $25,912 as of December 31, 2009	23,047	24,917
Other assets	35	39

Total assets	$29,850	$31,699

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$165	$87
Accrued distributions to Other Members	551	551
Other	442	412
Non-recourse debt	8,000	8,924
Unearned operating lease income	684	437

Total liabilities	9,842	10,411

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	20,008	21,288

Total Members’ capital	20,008	21,288

Total liabilities and Members’ capital	$29,850	$31,699

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF OPERATIONS

THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues:
Operating lease income	$1,952	$2,815
Direct financing leases	25	11
Notes receivable interest income	57	105
Gain of sale of assets and early termination of notes	88	9
Gain (loss) on sale or disposition of securities	2	(54)
Other	13	6

Total revenues	2,137	2,892

Expenses:
Depreciation of operating lease assets	1,579	2,246
Asset management fees to Managing Member	125	148
Acquisition expense	—	5
Cost reimbursements to Managing Member	132	87
Reversal of provision for doubtful accounts	(24)	(8)
Provision for losses on investment in securities	—	50
Amortization of initial direct costs	33	41
Interest expense	139	269
Professional fees	79	69
Outside services	15	9
Other	30	24

Total operating expenses	2,108	2,940
Other loss, net	(7)	(24)

Net income (loss)	$22	$(72)

Net income (loss):
Managing Member	$97	$98
Other Members	(75)	(170)

	$22	$(72)

Net loss per Limited Liability Company Unit (Other Members)	$(0.01)	$(0.03)
Weighted average number of Units outstanding	5,210,507	5,221,174

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND FOR THE

THREE MONTHS ENDED

MARCH 31, 2010

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2008	5,230,507	$25,514	$—	$25,514
Repurchases of Units	(20,000)	(100)	—	(100)
Distributions to Other Members ($0.92 per Unit)	—	(4,819)	—	(4,819)
Distributions to Managing Member	—	—	(391)	(391)
Net income	—	693	391	1,084

Balance December 31, 2009	5,210,507	21,288	—	21,288
Distributions to Other Members ($0.23 per Unit)	—	(1,205)	—	(1,205)
Distributions to Managing Member	—	—	(97)	(97)
Net (loss) income	—	(75)	97	22

Balance March 31, 2010	5,210,507	$20,008	$—	$20,008

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED

MARCH 31, 2010 AND 2009

(In Thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Operating activities:
Net income (loss)	$22	$(72)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(88)	(9)
Depreciation of operating lease assets	1,579	2,246
Amortization of initial direct costs	33	41
Amortization of unearned income on direct financing leases	(25)	(11)
Amortization of unearned income on notes receivable	(57)	(105)
Reversal of provision for doubtful accounts	(24)	(8)
Provision for losses on investment in securities	—	50
(Gain) loss on sale or disposition of securities	(2)	54
Changes in operating assets and liabilities:
Accounts receivable	59	60
Prepaid and other assets	4	5
Accounts payable, Managing Member	78	9
Accrued distributions to Other Members	—	(2)
Accounts payable, other	30	128
Unearned operating lease income	247	59

Net cash provided by operating activities	1,856	2,445

Investing activities:
Purchase of securities	(6)	—
Proceeds from early termination of notes receivable	1	84
Proceeds from sales of lease assets	327	76
Payments of initial direct costs	—	(1)
Payments received on direct financing leases	45	3
Proceeds from sale of securities	2	71
Payments on notes receivable	379	348

Net cash provided by investing activities	748	581

Financing activities:
Repayments under non-recourse debt	(924)	(1,296)
Borrowings under acquisition facility	—	500
Distributions to Other Members	(1,205)	(1,205)
Distributions to Managing Member	(97)	(98)
Repurchases of Units	—	(100)

Net cash used in financing activities	(2,226)	(2,199)

Net increase in cash and cash equivalents	378	827
Cash and cash equivalents at beginning of period	3,654	904

Cash and cash equivalents at end of period	$4,032	$1,731

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$143	$276

Cash paid during the period for taxes	$—	$1

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$551	$552

Distributions payable to Managing Member at period-end	$45	$45

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through March 2010 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases of $632 thousand. As of March 31, 2010, 5,210,507 Units were issued and outstanding.

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

The Company’s unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in the financial

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

statements and accompanying notes. Therefore, actual results could differ from those estimates. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2010 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2010 and 2009 and long-lived assets as of March 31, 2010 and December 31, 2009 (in thousands):

	For the three months ended March 31,
	2010	% of Total	2009	% of Total
Revenue
United States	$1,947	91%	$2,663	92%

United Kingdom	190	9%	229	8%

Total International	190	9%	229	8%

Total	$2,137	100%	$2,892	100%

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

	As of March 31,		As of December 31,
	2010	% of Total	2009	% of Total
Long-lived assets
United States	$21,634	94%	$23,339	94%

United Kingdom	1,413	6%	1,578	6%

Total International	1,413	6%	1,578	6%

Total	$23,047	100%	$24,917	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments. Accordingly, such investment is stated at cost. There were no impaired securities at March 31, 2010. At March 31, 2009, the Company deemed an investment security to be impaired. Accordingly, the Company recorded a fair value adjustment of approximately $50 thousand which reduced the cost basis of the investment. The impaired investment security was disposed of during the second quarter of 2009. There were no additional impaired securities at December 31, 2009.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value, as determined by the Managing Member, on the balance sheet as assets or liabilities. At March 31, 2010 and December 31, 2009, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company recognized net foreign currency losses of $7 thousand and $24 thousand for the three months ended March 31, 2010 and 2009, respectively.

Per Unit data:

Net income (loss) and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies (continued):

Recent accounting pronouncements:

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09 “Subsequent Events—Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU No. 2010-09 was effective immediately and was adopted by the Company for its yearend 2009 reporting period with no impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosure about Fair Value Measurement” (“ASU 2010-06”). ASU 2010-06 requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. Except for disclosure regarding the purchases, sales, issuances and settlements relating to Level 3 measurements, which will be effective for fiscal years beginning after December 15, 2010, the guidance became effective for the Company beginning January 1, 2010 and was adopted during the first quarter of 2010 with no impact on the Company’s financial position, results of operations or cash flows.

3. Notes receivable:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable were generally up to 120 months and bear interest at rates ranging from 8.4% to 13.6%. The notes are secured by the equipment financed. The notes mature from 2010 through 2016. There were no impaired notes or notes placed in nonaccrual status at March 31, 2010 and December 31, 2009.

The minimum future payments receivable as of March 31, 2010 are as follows (in thousands):

Nine months ending December 31, 2010	$869
Year ending December 31, 2011	521
2012	399
2013	295
2014	221
2015	166
Thereafter	188

2,659
Less: portion representing unearned interest income	(415)

2,244
Unamortized indirect costs	2

Notes receivable, net	$2,246

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three months ended March 31,
	2010	2009
IDC amortization - notes receivable	$1	$3
IDC amortization - lease assets	32	38

Total	$33	$41

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2010
Net investment in operating leases	$24,174	$(228)	$(1,579)	$22,367
Net investment in direct financing leases	163	16	(20)	159
Assets held for sale or lease, net	383	(27)	—	356
Initial direct costs, net of accumulated amortization of $426 at March 31, 2010 and $414 at December 31, 2009	197	—	(32)	165

Total	$24,917	$(239)	$(1,631)	$23,047

IDC amortization expense related to operating leases and direct finance leases totaled $32 thousand and $38 thousand for the respective three-month periods ended March 31, 2010 and 2009 (See Note 3).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three months ended March 31, 2010 and 2009. Depreciation expense on property subject to operating leases and property held for lease or sale was approximately $1.6 million and $2.2 million for the respective three months ended March 31, 2010 and 2009.

All of the leased property was acquired during the years 2005 through 2009.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance March 31, 2010
Materials handling	$15,873	$—	$(431)	$15,442
Transportation, rail	11,723	—	—	11,723
Transportation, other	11,059	—	—	11,059
Construction	2,982	—	—	2,982
Aviation	1,658	—	—	1,658
Marine	1,415	—	—	1,415
Manufacturing	1,171	—	—	1,171
Logging & lumber	1,150	—	(369)	781
Research	725	—	—	725
Office furniture	146	—	—	146

	47,902	—	(800)	47,102
Less accumulated depreciation	(23,728)	(1,579)	572	(24,735)

Total	$24,174	$(1,579)	$(228)	$22,367

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investment in equipment leases, net (continued):

The average estimated residual value for assets on operating leases was 22% and 21% of the assets’ original cost at March 31, 2010 and December 31, 2009.

On April 30, 2009, a major lessee, Chrysler Corporation, filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 35% owned by Fiat. The new Chrysler has remitted payments relative to the affirmed leases. However, at March 31, 2010, the account remains on cash basis in accordance with Company policy as the short payment history of the new Chrysler does not yet substantiate its ability to maintain accounts current.

At March 31, 2010, net investment in equipment underlying lease contracts placed in non-accrual status approximated $1.5 million, of which $1.0 million was related to Chrysler. At December 31, 2009, such investment totaled $1.7 million, of which $1.1 million was related to Chrysler. The related accounts receivable from such contracts approximated $168 thousand at both March 31, 2010 and December 31, 2009.

Direct financing leases:

As of March 31, 2010, investment in direct financing leases consists of materials handling equipment. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Total minimum lease payments receivable	$227	$180
Estimated residual values of leased equipment (unguaranteed)	36	35

Investment in direct financing leases	263	215
Less unearned income	(104)	(52)

Net investment in direct financing leases	$159	$163

There were no investment in direct financing lease assets in non-accrual status at March 31, 2010 and December 31, 2009.

At March 31, 2010, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2010	$4,979	$127	$5,106
Year ending December 31, 2011	4,131	72	4,203
2012	2,741	28	2,769
2013	1,848	—	1,848
2014	1,162	—	1,162
2015	677	—	677

	$15,538	$227	$15,765

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of March 31, 2010, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Costs reimbursed to Managing Member and/or affiliates	$132	$87
Asset management fees to Managing Member and/or affiliates	125	148
Acquisition and initial direct costs paid to Managing Member	—	5

	$257	$240

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

6. Non-recourse Debt:

At March 31, 2010, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 4.33% to 6.65%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2010, gross lease rentals totaled approximately $8.9 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $12.1 million. The notes mature from 2010 through 2015.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2010	$2,320	$294	$2,614
Year ending December 31, 2011	1,873	267	2,140
2012	1,284	181	1,465
2013	1,065	118	1,183
2014	819	64	883
2015	639	17	656

	$8,000	$941	$8,941

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

As of March 31, 2010 and December 31, 2009, borrowings under the facility were as follows (in thousands):

	March 31, 2010	December 31, 2009
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	(1,159)	(1,750)

Total remaining available under the working capital, acquisition and warehouse facilities	$73,841	$73,250

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

7. Borrowing facilities (continued):

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2010, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $20.0 million, 0.40 to 1, and 15.04 to 1, respectively, as of March 31, 2010. As such, as of March 31, 2010, the Company and its affiliates were in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At both March 31, 2010 and December 31, 2009, the Company had no outstanding borrowings under the acquisition facility. The weighted average interest rate on borrowings was 2.43% during the three months ended March 31, 2009.

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

As of March 31, 2010, the investment program participants were ATEL Capital Equipment Fund X, LLC, the Company and ATEL 12, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC.

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

As of March 31, 2010, borrowings of $1.2 million were outstanding under the Warehouse Facility. The Company’s maximum obligation on the outstanding warehouse balance at March 31, 2010 was approximately $269 thousand. As of December 31, 2009, there were no borrowings under the Warehouse Facility.

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

9. Members’ capital:

As of March 31, 2010 and December 30, 2009, 5,210,507 Units were issued and outstanding. The Fund was authorized to issue up to 15,000,000 Units. The Company terminated sales of Units effective April 30, 2006.

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

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2010	2009
Distributions	$1,205	$1,205
Weighted average number of Units outstanding	5,210,507	5,221,174

Weighted average distributions per Unit	$0.23	$0.23

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

10. Fair value measurements:

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

At March 31, 2010, only the Company’s warrants were measured on a recurring basis. Such estimate of measurement methodology is as follows:

Warrants

The fair value of the Company’s holdings in warrants is estimated by the Managing Member based on reasonable assumptions and information available. Accordingly, such warrants are classified within Level 3 of the valuation hierarchy. Given these instruments lack an active market and are illiquid as they represent warrants in private companies, it is very difficult to obtain market driven fair values. Therefore, the Company has developed an internally generated valuation method based on assumptions other market participants would use in similar circumstances. The significant assumptions utilized by management in its warrant valuation methodology include intrinsic value, risk free rate of return and volatility. In addition, the Company has considered illiquidity of these holdings and has applied an illiquidity discount. At March 31, 2010 and December 31, 2009, the Managing Member estimated the fair value of the warrants to be nominal in amount.

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

Notes receivable

The fair value of the Company’s notes receivable is estimated using discounted cash flow analyses, based upon current market rates for similar types of lending arrangements.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

10. Fair value measurements (continued):

Investment in securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At March 31, 2010 and December 31, 2009, management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost.

Non-recourse debt

The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based upon the current market borrowing rates for similar types of borrowing arrangements.

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of March 31, 2010 and December 31, 2009. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,032	$4,032	$3,654	$3,654
Notes receivable	2,246	2,246	2,570	2,570
Financial liabilities:
Non-recourse debt	8,000	8,307	8,924	9,244

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The three months ended March 31, 2010 versus the three months ended March 31, 2009

The Company had net income of $22 thousand for the three months ended March 31, 2010 compared to a net loss of $72 thousand for the three months ended March 31, 2009. Results for the first quarter of 2010 reflect a decrease in total operating expenses offset, in part, by a reduction in total revenues when compared with results for the prior year period.

Revenues

Total revenues for the first quarter of 2010 declined by $755 thousand, or 26%, as compared to the prior year period. The net decrease in total revenues was primarily due to decreases in operating lease revenues and interest income on notes receivable totaling $863 thousand and $48 thousand, respectively. These decreases in revenues were partially offset by a $79 thousand increase in gain on sale of assets and early termination of notes and a $56 thousand favorable change in gain recognized on the disposition of securities.

The decrease in operating lease revenues was primarily due to run-off and sales of lease assets. Likewise, the reduction in interest income on notes receivable was largely a result of continued run-off and early terminations of certain notes receivable.

Gain on sale of assets and early termination of notes increased mainly due to the inherent higher value of the mix of assets sold during the current quarter; and, the favorable change in gain on sale or disposition of securities was largely a result of a $62 thousand first quarter 2009 loss on the disposition of securities associated with a terminated note.

Expenses

Total expenses for the first quarter of 2010 decreased by $832 thousand, or 28%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in depreciation expense, interest expense and asset management fees paid to AFS. These decreases in expenses were partially offset by an increase in costs reimbursed to AFS.

Depreciation expense for the first quarter of 2010 decreased by $667 thousand, or 30%, as compared to the prior year period, largely due to run-off and sales of lease assets. Interest expense declined by $130 thousand due to the decrease in outstanding debt primarily due to an early termination of a significant lease and its corresponding debt during the latter part of 2009 combined with continued scheduled payments of outstanding debt. In addition, asset management fees paid to AFS decreased by $23 thousand largely due to the continued decline in managed assets and related rents resulting from lease asset dispositions.

The aforementioned decreases in expenses were partially offset by a $45 thousand increase in costs reimbursed to AFS, which was largely due to higher administrative costs allocated to the Fund as a result of a refinement of cost allocation methodologies employed by the Managing Member.

Other loss, net

The Company recorded other loss, net totaling $7 thousand and $24 thousand for the respective three months ended March 31, 2010 and 2009, all of which were related to losses from foreign currency transactions.

The decline in foreign currency losses was a result of the quarter over quarter weakness of the U.S. currency against the British pound, which comprises the majority of the Company’s foreign currency transactions.

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

The changes in the Company’s cash flow for the three months ended March 31, 2010 as compared to the prior year period are as follows:

•	Operating Activities

Cash provided by operating activities during the first quarter of 2010 decreased by $589 thousand as compared to the prior year period. The net decrease in cash flow was primarily attributable to a $748 thousand decline in net operating results, as adjusted for non-cash items such as gains on sales of assets and depreciation expense partially offset by a $188 thousand increase in unearned lease income.

The decrease in net operating results, as adjusted for non-cash items, was primarily a result of a decline in operating lease revenues; and the favorable change in unearned lease income was attributable to a period over period increase in prepaid rents.

•	Investing Activities

Cash provided by investing activities during the first quarter of 2010 increased by $167 thousand as compared to the prior year period. The increase in cash flow was largely due to a net increase in proceeds from sales of lease assets and early termination of notes receivable totaling $168 thousand, and increases in payments received on direct financing leases and notes receivable totaling $42 thousand and $31 thousand, respectively. The aforementioned increases in cash flow were partially offset by a $69 thousand reduction in proceeds from sale of securities.

The increase in proceeds from sales of lease assets and early termination of notes was attributable to the inherent higher value of the mix of assets sold during the current quarter. Payments received on direct financing leases increased as certain operating leases were renewed as direct financing leases during the latter half of 2009; and, payments received on notes receivable increased as a result of a loan modification associated with a certain note wherein the borrower previously (through April 2009) only paid the interest portion of the note receivable.

Proceeds from the sale of securities declined as the first quarter 2009 amount included proceeds from the disposition of securities associated with a terminated note receivable.

•	Financing Activities

Net cash used in financing activities during the first quarter of 2010 increased by $27 thousand as compared to the prior year period. The net increase in cash used (decrease in cash flow) was primarily due to a net $128 thousand period over period reduction in financing, comprised of a $500 thousand dollar reduction in borrowings under the acquisition facility, as the Fund had no borrowings during current quarter, partially offset by a $372 thousand decline in repayments of non-recourse debt.

The aforementioned decrease in cash flow was offset, in part, by a $100 thousand increase resulting from the absence of Unit repurchases during the first quarter of 2010. The first quarter of 2009 included $100 thousand of Units repurchased.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company and affiliates were in compliance with all covenants under the Credit Facility as of March 31, 2010. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of March 31, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $20.0 million, 0.40 to 1, and 15.04 to 1, respectively, as of March 31, 2010. As such, as of March 31, 2010, the Company and its affiliates were in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of EBITDA to net income for the three months ended March 31, 2010 (in thousands):

Net income - GAAP basis	$22
Interest expense	139
Depreciation and amortization	1,579
Amortization of initial direct costs	33
Reversal of provision for credit losses	(24)
Payments received on direct finance leases	45
Payments received on notes receivable	379
Amortization of unearned income on direct finance leases	(25)
Amortization of unearned income on notes receivable	(57)

EBITDA (for Credit Facility financial covenant calculation only)	$2,091

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

Due to the bankruptcy of a major lessee, Chrysler Corporation, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of March 31, 2010. At March 31, 2010, the net book value of such equipment was approximately $1.0 million. The new Chrysler has remitted payments relative to the affirmed leases. However, at March 31, 2010, the account remains on cash basis in accordance with Company policy as the short payment history of the new Chrysler does not yet substantiate its ability to maintain accounts current.

As of March 31, 2010 and December 31, 2009, the total net investment in equipment underlying lease contracts placed in non-accrual status totaled $1.5 million and $1.7 million, respectively. The related accounts receivable from such contracts approximated $168 thousand at both March 31, 2010 and December 31, 2009. As of the same date, management has concluded that the status of these leases will not have a material impact on either of the Company’s capital resources or liquidity.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. Additional distributions have been consistently made through March 31, 2010.

At March 31, 2010, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

In the ordinary course of conducting business, there may be certain claims, suits, and complaints filed against the Company. In the opinion of management, the outcome of such matters, if any, will not have a material impact on the Company’s financial position or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	[Reserved].

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Documents filed as a part of this report:

1.	Financial Statement Schedules

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

Date: May 7, 2010

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