Form 10-Q
period 2010-06-30
ATEL Capital Equipment Fund XI, LLC
filed 2010-08-11
CIK 1297667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2010

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

The number of Limited Liability Company Units outstanding as of July 31, 2010 was 5,209,307.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

JUNE 30, 2010 AND DECEMBER 31, 2009

(In Thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$4,071	$3,654
Accounts receivable, net of allowance for doubtful accounts of $18 as of June 30, 2010 and $210 as of December 31, 2009	255	213
Notes receivable, net of unearned interest income of $368 as of June 30, 2010 and $472 as of December 31, 2009	1,808	2,570
Investment in securities	313	306
Investments in equipment and leases, net of accumulated depreciation of $27,642 as of June 30, 2010 and $25,912 as of December 31, 2009	21,368	24,917
Other assets	11	39

Total assets	$27,826	$31,699

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$136	$87
Accrued distributions to Other Members	551	551
Other	362	412
Non-recourse debt	7,226	8,924
Unearned operating lease income	557	437

Total liabilities	8,832	10,411

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	18,994	21,288

Total Members’ capital	18,994	21,288

Total liabilities and Members’ capital	$27,826	$31,699

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

THREE AND SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Operating lease income	$2,192	$2,612	$4,144	$5,427
Direct financing leases	37	10	62	21
Notes receivable interest income	43	85	100	190
Gain on sale of assets and early termination of notes	8	1,413	96	1,422
Gain (loss) on sale of securities	14	8	16	(46)
Other	23	3	36	9

Total revenues	2,317	4,131	4,454	7,023

Expenses:
Depreciation of operating lease assets	1,532	2,172	3,111	4,418
Asset management fees to Managing Member	98	296	223	444
Acquisition expense	—	—	—	5
Cost reimbursements to Managing Member	123	83	255	170
Reversal of provision for doubtful accounts	—	(19)	(24)	(27)
Impairment losses	17	—	17	—
Provision for losses on investment in securities	—	—	—	50
Amortization of initial direct costs	29	44	62	85
Interest expense	123	269	262	538
Professional fees	53	34	132	103
Outside services	31	9	46	18
Other	40	35	70	59

Total operating expenses	2,046	2,923	4,154	5,863
Other income (loss), net	22	(43)	15	(67)

Net income	$293	$1,165	$315	$1,093

Net income:
Managing Member	$98	$97	$195	$195
Other Members	195	1,068	120	898

	$293	$1,165	$315	$1,093

Net income per Limited Liability Company Unit (Other Members)	$0.04	$0.20	$0.02	$0.17
Weighted average number of Units outstanding	5,209,742	5,210,507	5,210,122	5,215,811

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND FOR THE

SIX MONTHS ENDED

JUNE 30, 2010

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2008	5,230,507	$25,514	$—	$25,514
Repurchases of Units	(20,000)	(100)	—	(100)
Distributions to Other Members ($0.92 per Unit)	—	(4,819)	—	(4,819)
Distributions to Managing Member	—	—	(391)	(391)
Net income	—	693	391	1,084

Balance December 31, 2009	5,210,507	21,288	—	21,288
Repurchases of Units	(1,200)	(4)	—	(4)
Distributions to Other Members ($0.46 per Unit)	—	(2,410)	—	(2,410)
Distributions to Managing Member	—	—	(195)	(195)
Net income	—	120	195	315

Balance June 30, 2010	5,209,307	$18,994	$—	$18,994

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

THREE AND SIX MONTHS ENDED

JUNE 30, 2010 AND 2009

(In Thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operating activities:
Net income	$293	$1,165	$315	$1,093
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(8)	(1,413)	(96)	(1,422)
Depreciation of operating lease assets	1,532	2,172	3,111	4,418
Amortization of initial direct costs	29	44	62	85
Amortization of unearned income on direct financing leases	(37)	(10)	(62)	(21)
Amortization of unearned income on notes receivable	(43)	(85)	(100)	(190)
Reversal of provision for doubtful accounts	—	(19)	(24)	(27)
Impairment losses	17	—	17	—
Provision for losses on investment in securities	—	—	—	50
(Gain) loss on sale or disposition of securities	(14)	(8)	(16)	46
Changes in operating assets and liabilities:
Accounts receivable	(77)	14	(18)	74
Prepaid and other assets	24	9	28	14
Accounts payable, Managing Member	(29)	117	49	126
Accrued distributions to Other Members	—	—	—	(2)
Accounts payable, other	(80)	23	(50)	151
Unearned operating lease income	(127)	(79)	120	(20)

Net cash provided by operating activities	1,480	1,930	3,336	4,375

Investing activities:
Purchase of securities	(1)	—	(7)	—
Proceeds from early termination of notes receivable	173	86	174	170
Proceeds from sales of lease assets	80	6,749	407	6,825
Payments of initial direct costs	—	—	—	(1)
Payments received on direct financing leases	65	18	110	21
Proceeds from sale of securities	14	9	16	80
Payments received on notes receivable	309	421	688	769

Net cash provided by investing activities	640	7,283	1,388	7,864

Financing activities:
Repayments under non-recourse debt	(774)	(5,044)	(1,698)	(6,340)
Borrowings under acquisition facility	—	—	—	500
Repayments under acquisition facility	—	(1,000)	—	(1,000)
Distributions to Other Members	(1,205)	(1,205)	(2,410)	(2,410)
Distributions to Managing Member	(98)	(97)	(195)	(195)
Repurchases of Units	(4)	—	(4)	(100)

Net cash used in financing activities	(2,081)	(7,346)	(4,307)	(9,545)

Net increase in cash and cash equivalents	39	1,867	417	2,694
Cash and cash equivalents at beginning of period	4,032	1,731	3,654	904

Cash and cash equivalents at end of period	$4,071	$3,598	$4,071	$3,598

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$127	$298	$270	$574

Cash paid during the period for taxes	$39	$40	$39	$40

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$551	$552	$551	$552

Distributions payable to Managing Member at period-end	$45	$45	$45	$45

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through June 2010 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less net rescissions and repurchases of $636 thousand. As of June 30, 2010, 5,209,307 Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, AFS receives compensation and reimbursements for services rendered on behalf of the Company (See Note 5). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

The Company’s unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on equity or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies (continued):

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2010 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2010 and 2009 and long-lived assets as of June 30, 2010 and December 31, 2009 (in thousands):

	For the six months ended June 30,
	2010	% of Total	2009	% of Total
Revenue
United States	$4,096	92%	$6,524	93%

United Kingdom	358	8%	499	7%

Total International	358	8%	499	7%

Total	$4,454	100%	$7,023	100%

	As of June 30,		As of December 31,
	2010	% of Total	2009	% of Total
Long-lived assets
United States	$20,126	94%	$23,339	94%

United Kingdom	1,242	6%	1,578	6%

Total International	1,242	6%	1,578	6%

Total	$21,368	100%	$24,917	100%

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies (continued):

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments. Accordingly, such investment is stated at cost. There were no impaired securities at June 30, 2010 and December 31, 2009.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value, as determined by the Managing Member, on the balance sheet as assets or liabilities. At June 30, 2010 and December 31, 2009, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company recognized net foreign currency gains of $22 thousand and net foreign currency losses of $43 thousand for the respective three months ended June 30, 2010 and 2009, and net foreign currency gains of $15 thousand and net foreign currency losses of $67 thousand for the respective six months ended June 30, 2010 and 2009.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies (continued):

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

3. Notes receivable:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable were generally up to 120 months and bear interest at rates ranging from 8.4% to 13.6%. The notes are secured by the equipment financed. The notes mature from 2010 through 2016. At June 30, 2010, credit losses were nominal and notes placed in non-accrual status totaled $114 thousand. There were neither impaired notes nor notes placed in nonaccrual status at December 31, 2009.

The minimum future payments receivable as of June 30, 2010 are as follows (in thousands):

Six months ending December 31, 2010	$383
Year ending December 31, 2011	522
2012	399
2013	295
2014	221
2015	166
Thereafter	188

2,174
Less: portion representing unearned interest income	(368)

1,806
Unamortized indirect costs	2

Notes receivable, net	$1,808

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
IDC amortization - notes receivable	$—	$2	$1	$5
IDC amortization - lease assets	29	42	61	80

Total	$29	$44	$62	$85

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Investment in equipment leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications, Additions / Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2010
Net investment in operating leases	$24,174	$(308)	$(3,111)	$20,755
Net investment in direct financing leases	163	47	(48)	162
Assets held for sale or lease, net	383	(68)	—	315
Initial direct costs, net of accumulated amortization of $446 at June 30, 2010 and $414 at December 31, 2009	197	—	(61)	136

Total	$24,917	$(329)	$(3,220)	$21,368

IDC amortization expense related to operating leases and direct finance leases totaled $29 thousand and $42 thousand for the respective three-month periods ended June 30, 2010 and 2009, and $61 thousand and $80 thousand for the respective six-month periods ended June 30, 2010 and 2009 (See Note 3).

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the three months ended June 30, 2010, the Company deemed certain off-lease assets to be impaired and, accordingly, the Company recorded an adjustment of $17 thousand to the cost basis of such assets. No impairment losses were recorded during the first three months of 2010 or during the three and six months ended June 30, 2009. Depreciation expense on property subject to operating leases and property held for lease or sale was approximately $1.5 million and $2.2 million for the respective three months ended June 30, 2010 and 2009, and was approximately $3.1 million and $4.4 million for the respective six months ended June 30, 2010 and 2009.

All of the leased property was acquired during the years 2005 through 2009.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance June 30, 2010
Materials handling	$15,873	—	$(798)	$15,075
Transportation, rail	11,723	—	—	11,723
Transportation, other	11,059	—	—	11,059
Construction	2,982	—	—	2,982
Aviation	1,658	—	—	1,658
Marine	1,415	—	—	1,415
Manufacturing	1,171	—	—	1,171
Logging & lumber	1,150	—	(369)	781
Research	725	—	—	725
Office furniture	146	—	—	146

	47,902	—	(1,167)	46,735
Less accumulated depreciation	(23,728)	$(3,111)	859	(25,980)

Total	$24,174	$(3,111)	$(308)	$20,755

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Investment in equipment leases, net (continued):

The average estimated residual value for assets on operating leases was 21% of the assets’ original cost at both June 30, 2010 and December 31, 2009.

On April 30, 2009, a major lessee, Chrysler Corporation, filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 35% owned by Fiat. The new Chrysler has remitted payments relative to the affirmed leases. However, at June 30, 2010, the account remains on cash basis in accordance with Company policy as the short payment history of the new Chrysler does not yet substantiate its ability to maintain accounts current.

At June 30, 2010, net investment in equipment underlying lease contracts placed in non-accrual status approximated $872 thousand, all of which was related to Chrysler. At December 31, 2009, such investment totaled $1.7 million, of which $1.1 million was related to Chrysler. The related accounts receivable from such contracts approximated $2 thousand and $168 thousand at June 30, 2010 and December 31, 2009, respectively.

Direct financing leases:

As of June 30, 2010 and December 31, 2009, investment in direct financing leases consists of materials handling equipment. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Total minimum lease payments receivable	$232	$180
Estimated residual values of leased equipment (unguaranteed)	36	35

Investment in direct financing leases	268	215
Less unearned income	(106)	(52)

Net investment in direct financing leases	$162	$163

There were no investment in direct financing lease assets in non-accrual status at June 30, 2010 and December 31, 2009.

At June 30, 2010, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2010	$3,287	$97	$3,384
Year ending December 31, 2011	4,164	96	4,260
2012	2,741	39	2,780
2013	1,848	—	1,848
2014	1,162	—	1,162
2015	677	—	677

	$13,879	$232	$14,111

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of June 30, 2010, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Costs reimbursed to Managing Member and/or affiliates	$123	$83	$255	$170
Asset management fees to Managing Member and/or affiliates	98	296	223	444
Acquisition and initial direct costs paid to Managing Member	—	—	—	5

	$221	$379	$478	$619

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6. Non-recourse Debt:

At June 30, 2010, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 4.33% to 6.14%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2010, gross lease rentals totaled approximately $8.0 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $11 million. The notes mature from 2010 through 2015.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2010	$1,547	$185	$1,732
Year ending December 31, 2011	1,873	267	2,140
2012	1,283	181	1,464
2013	1,065	118	1,183
2014	819	64	883
2015	639	17	656

	$7,226	$832	$8,058

7. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions which Credit Facility includes certain financial covenants. The Credit Facility is for an amount up to $75 million and expires in June 2012.

As of June 30, 2010 and December 31, 2009, borrowings under the facility were as follows (in thousands):

	June 30, 2010	December 31, 2009
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	(1,200)	(1,750)

Total remaining available under the working capital, acquisition and warehouse facilities	$73,800	$73,250

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Borrowing facilities (continued):

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2010, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of June 30, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $19.0 million, 0.38 to 1, and 16.71 to 1, respectively, as of June 30, 2010. As such, as of June 30, 2010, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At both June 30, 2010 and December 31, 2009, the Company had no outstanding borrowings under the acquisition facility. The weighted average interest rate on borrowings was 2.36% and 2.40% during the three and six months ended June 30, 2009.

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

As of June 30, 2010, the investment program participants were ATEL Capital Equipment Fund X, LLC, the Company, ATEL 12, LLC and ATEL 14, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Borrowing facilities (continued):

As of June 30, 2010, borrowings of $700 thousand were outstanding under the Warehouse Facility. The Company’s maximum obligation on the outstanding warehouse balance at June 30, 2010 was approximately $135 thousand. As of December 31, 2009, there were no borrowings under the Warehouse Facility.

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

9. Members’ capital:

A total of 5,209,307 and 5,210,507 Units were issued and outstanding as of June 30, 2010 and December 31, 2009, respectively. The Fund was authorized to issue up to 15,000,000 Units. The Company terminated sales of Units effective April 30, 2006.

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

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Distributions	$1,205	$1,205	$2,410	$2,410
Weighted average number of Units outstanding	5,209,742	5,210,507	5,210,122	5,215,811

Weighted average distributions per Unit	$0.23	$0.23	$0.46	$0.46

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

At June 30, 2010 and December 31, 2009, the Company had no assets or liabilities that require measurement at fair value on a recurring basis. However, at June 30, 2010, the Company measured its impaired off-lease equipment at fair value on a non-recurring basis. Such estimate of measurement methodology is as follows:

Impaired off-lease equipment

During the second quarter of 2010, the Company deemed certain off-lease equipment (assets) to be impaired. Accordingly, the Company recorded fair value adjustments of approximately $17 thousand which reduced the cost basis of the assets. Such fair value adjustments are non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired operating lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market. During 2009, fair value adjustments approximating $245 thousand were recorded relative to impaired off-lease assets.

The following table presents the fair value measurement of the impaired equipment measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at June 30, 2010 (in thousands):

	June 30, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease equipment	$68	$—	$—	$68

	December 31, 2009	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis
Impaired off-lease equipment	$384	$—	$—	$384

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

10. Fair value measurements (continued):

Cash and cash equivalents

The recorded amounts of the Company’s cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

Notes receivable

The fair value of the Company’s notes receivable is estimated using discounted cash flow analyses, based upon current market rates for similar types of lending arrangements.

Investment in securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At June 30, 2010 and December 31, 2009, management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost.

Non-recourse debt

The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based upon the current market borrowing rates for similar types of borrowing arrangements.

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of June 30, 2010 and December 31, 2009. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$4,071	$4,071	$3,654	$3,654
Notes receivable	1,808	1,808	2,570	2,570

Financial liabilities:
Non-recourse debt	7,226	7,608	8,924	9,244

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, the economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, releasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee defaults and the creditworthiness of its lessees. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the market for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

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

Results of Operations

The three months ended June 30, 2010 versus the three months ended June 30, 2009

The Company had net income of $293 thousand and $1.2 million for the three months ended June 30, 2010 and 2009, respectively. Results for the second quarter of 2010 reflect a decrease in total revenues offset, in part, by a reduction in total operating expenses when compared with results for the prior year period.

Revenues

Total revenues for the second quarter of 2010 declined by $1.8 million, or 44%, as compared to the prior year period. The net decrease in total revenues was primarily due to a $1.4 million reduction in gain recognized on asset sales and early termination of notes and a $420 thousand decline in operating lease revenues.

Gain on sale of assets and early termination of notes decreased as the second quarter 2009 amount included an approximate $1.4 million gain related to an early buyout of mining equipment by a lessee. Operating lease revenues declined largely due to run-off and sales of lease assets.

Expenses

Total expenses for the second quarter of 2010 decreased by $877 thousand, or 30%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in depreciation expense, asset management fees paid to AFS and interest expense. These decreases in expenses were partially offset by increases in professional fees, outside services and costs reimbursed to AFS.

Depreciation expense for the second quarter of 2010 decreased by $640 thousand, or 29%, as compared to the prior year period, largely due to run-off and sales of lease assets. Asset management fees paid to AFS decreased by $198 thousand largely due to the continued decline in managed assets and related rents resulting from lease asset dispositions. In addition, interest expense declined by $146 thousand due to the decrease in outstanding debt primarily due to an early termination of a significant lease and its corresponding debt during the second quarter of 2009 combined with continued scheduled payments of outstanding debt.

The aforementioned decreases in expenses were partially offset by a combined $41 thousand increase in professional fees and outside services expense, and a $40 thousand increase in costs reimbursed to AFS. The increase in professional fees and outside services expense was largely due to higher audit related fees and business development expense; while the increase in costs reimbursed to AFS was mainly a result of higher administrative costs allocated to the Fund as a result of a refinement of cost allocation methodologies employed by the Managing Member.

Other income (loss), net

The Company recorded other income, net totaling $22 thousand and other loss, net totaling $43 thousand for the respective three months ended June 30, 2010 and 2009, a net increase of $65 thousand. The favorable change in foreign currency transaction gains and losses recognized during the second quarter of 2010, as compared to the prior year period, was primarily a result of the weakness of the U.S. currency against the British pound, which comprises the majority of the Company’s foreign currency transactions.

The six months ended June 30, 2010 versus the six months ended June 30, 2009

The Company had net income of $315 thousand and $1.1 million for the six months ended June 30, 2010 and 2009, respectively. Results for the first half of 2010 reflect a decrease in total revenues offset, in part, by a reduction in total operating expenses when compared with results for the prior year period.

Revenues

Total revenues for the first half of 2010 declined by $2.6 million, or 37%, as compared to the prior year period. The net decrease in total revenues was primarily due to a $1.3 million decrease in gain on sale of assets and early termination of notes, a $1.3 million reduction in operating lease revenues and a $90 thousand decline in interest income on notes receivable. These decreases in revenues were partially offset by a $62 thousand favorable change in gain recognized on the disposition of securities.

Gain on sale of assets and early termination of notes decreased as the second quarter 2009 amount included an approximate $1.4 million gain related to an early buyout of mining equipment by a lessee. Total operating lease revenues declined primarily as a result of run-off and sales of lease assets. In particular, the Company lost significant rental revenue from mining equipment purchased by a lessee during the second quarter of 2009. Likewise, the reduction in interest income on notes receivable was largely a result of continued run-off and early termination of certain notes receivable.

Partially offsetting the aforementioned decreases in revenues was a favorable period over period change in gain on sale or disposition of securities, as the first six months of 2009 included a $62 thousand loss on the disposition of securities associated with a terminated note.

Expenses

Total expenses for the first half of 2010 decreased by $1.7 million, or 29%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in depreciation expense, interest expense and asset management fees paid to AFS. These decreases in expenses were partially offset by an increases in costs reimbursed to AFS, professional fees and outside services expense.

Depreciation expense for the first half of 2010 decreased by $1.3 million, or 30%, as compared to the prior year period, largely due to run-off and sales of lease assets. Interest expense declined by $276 thousand due to the decrease in outstanding debt primarily due to an early termination of a significant lease and its corresponding debt during the second quarter of 2009 combined with continued scheduled payments of outstanding debt. In addition, asset management fees paid to AFS decreased by $221 thousand largely due to the continued decline in managed assets and related rents resulting from lease asset dispositions.

The aforementioned decreases in expenses were partially offset by an $85 thousand increase in costs reimbursed to AFS and a combined $57 thousand increase in professional fees and outside services expense. The increase in cost reimbursements to AFS was largely due to higher administrative costs allocated to the Fund as a result of a refinement of cost allocation methodologies employed by the Managing Member; and the increase in professional fees and outside services expense was largely due to higher audit related fees and business development expense.

Other income (loss), net

The Company recorded other income, net totaling $15 thousand and other loss, net totaling $67 thousand for the respective six months ended June 30, 2010 and 2009, a net increase of $82 thousand. The favorable change in foreign currency transaction gains and losses recognized during the first half of 2010, as compared to the prior year period, was primarily a result of the weakness of the U.S. currency against the British pound, which comprises the majority of the Company’s foreign currency transactions.

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

The changes in the Company’s cash flow for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 are as follows:

The three months ended June 30, 2010 versus the three months ended June 30, 2009

•	Operating Activities

Cash provided by operating activities during the second quarter of 2010 decreased by $450 thousand as compared to the prior year period. The net decrease in cash flow was primarily attributable to an unfavorable year over year three- month change in accounts payable and accrued liabilities, an unfavorable year over year three-month change in accounts receivable activities, and a decline in net operating results, as adjusted for non-cash items such as gains on sales of assets and depreciation expense.

The unfavorable change in accounts payable and accrued liabilities reduced cash flow by $249 thousand and was primarily attributable to higher sales tax and franchise tax payments. In addition, the 2009 amount included lessee overpayments which increased the Company’s liabilities at June 30, 2009.

The unfavorable change in accounts receivable activities reduced cash flow by $91 thousand and was primarily a result of an increase in accrued billings at June 30, 2010 as compared to June 30, 2009. Likewise, the decrease in net operating results, as adjusted for non-cash items, reduced cash flow by $77 thousand and was primarily a result of a decline in operating lease revenues.

•	Investing Activities

Cash provided by investing activities during the second quarter of 2010 decreased by $6.6 million as compared to the prior year period. The decrease in cash flow was primarily due to a $6.6 million net decrease in proceeds from sales of lease assets and early termination of notes, coupled with a $112 thousand decrease in payments received on notes receivable.

The net decrease in proceeds from sales of lease assets and termination of notes was attributable to the lessee buyout of mining equipment associated with a lease that early terminated during the second quarter of 2009. Payments received on notes receivable declined primarily due to run-off and early termination of certain notes receivable.

•	Financing Activities

Net cash used in financing activities during the second quarter of 2010 decreased by $5.3 million as compared to the prior year period. The net decrease in cash used (increase in cash flow) was primarily due to a period over period reduction in repayments of non-recourse debt and borrowings under the acquisition facility totaling $4.3 million and $1.0 million, respectively. A significant portion of the non-recourse debt repaid during the second quarter of 2009 was associated with a lease that early terminated during the same quarter.

The six months ended June 30, 2010 versus the six months ended June 30, 2009

•	Operating Activities

Cash provided by operating activities during the first half of 2010 decreased by $1.0 million as compared to the prior year period. The net decrease in cash flow was primarily attributable to a decline in net operating results, as adjusted for non-cash items such as gains on sales of assets and depreciation expense, an unfavorable year over year six-month change in accounts payable and accrued liabilities and an unfavorable year over year six-month change in accounts receivable activities. These decreases in cash flow were partially offset by an increase attributable to a favorable change in unearned lease income.

The decrease in net operating results, as adjusted for non-cash items, reduced cash flow by $825 thousand and was primarily a result of a decline in operating lease revenues. The unfavorable change in accounts payable and accrued liabilities further reduced cash flow by $276 thousand and was primarily attributable to higher sales tax and franchise tax payments. In addition, the 2009 amount included lessee overpayments which increased the Company’s liabilities at June 30, 2009. Finally, the unfavorable change in accounts receivable activities reduced cash flow by $92 thousand and was primarily a result of an increase in accrued billings at June 30, 2010 as compared to June 30, 2009.

As a partial offset, the increase in unearned lease income improved cash flow by $140 thousand. The favorable change was attributable to a period over period increase in prepaid rents.

•	Investing Activities

Cash provided by investing activities during the first half of 2010 decreased by $6.5 million as compared to the prior year period. The net decrease in cash flow was largely due to a $6.4 million reduction in proceeds from sales of lease assets and early termination of notes receivable, an $81 thousand decline in payments received on notes receivable and a $64 thousand decrease in proceeds from the sale of securities. The aforementioned decreases in cash flow were partially offset by an $89 thousand increase in cash flow resulting from increased payments received on direct financing leases.

The net decrease in proceeds from sales of lease assets and termination of notes was attributable to the lessee buyout of mining equipment associated with a lease that early terminated during the second quarter of 2009. Payments received on notes receivable declined primarily due to run-off and early termination of certain notes receivable; and, proceeds from the sale of securities declined as the 2009 amount included proceeds from the disposition of securities associated with a terminated note receivable.

Payments received on direct financing leases increased as certain operating leases were renewed as direct financing leases during the latter half of 2009.

•	Financing Activities

Net cash used in financing activities during the first half of 2010 decreased by $5.2 million as compared to the prior year period. The net decrease in cash used (increase in cash flow) was primarily due to a period over period reduction in repayments of non-recourse debt and borrowings under the acquisition facility totaling $4.6 million and $1.0 million, respectively. A significant portion of the non-recourse debt repaid during the first half of 2009 was associated with a lease that early terminated during the second quarter of 2009. In addition, cash flow increased by $96 thousand as a result of the period over period decline in repurchases of the Company’s Units.

The aforementioned increases in cash flow was offset, in part, by a $500 thousand dollar reduction in borrowings under the acquisition facility, as the Company had no borrowings during first half of 2010.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Credit Facility as of June 30, 2010. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of June 30, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $19.0 million, 0.38 to 1, and 16.71 to 1, respectively, as of June 30, 2010. As such, as of June 30, 2010, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of EBITDA to net income for the six months ended June 30, 2010 (in thousands):

Net income - GAAP basis	$315
Interest expense	262
Depreciation and amortization	3,111
Amortization of initial direct costs	62
Reversal of provision for credit losses	(24)
Impairment losses	17
Payments received on direct finance leases	110
Payments received on notes receivable	688
Amortization of unearned income on direct finance leases	(62)
Amortization of unearned income on notes receivable	(100)

EBITDA (for Credit Facility financial covenant calculation only)	$4,379

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

Due to the bankruptcy of a major lessee, Chrysler Corporation, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of June 30, 2010. At June 30, 2010, the net book value of such equipment was approximately $872 thousand. The new Chrysler has remitted payments relative to the affirmed leases. However, at June 30, 2010, the account remains on cash basis in accordance with Company policy as the short payment history of the new Chrysler does not yet substantiate its ability to maintain accounts current.

As of June 30, 2010 and December 31, 2009, the total net investment in equipment underlying lease contracts placed in non-accrual status totaled $872 thousand and $1.7 million, respectively. The related accounts receivable from such contracts approximated $2 thousand and $168 thousand at June 30, 2010 and December 31, 2009, respectively. As of the same dates, management has concluded that the status of these leases will not have a material impact on either of the Company’s capital resources or liquidity.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. Additional distributions have been consistently made through June 30, 2010.

At June 30, 2010, there were no commitments to purchase lease assets or fund investments in notes receivable.

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

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, which is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as applicable to the Company, were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 11, 2010

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