Form 10-Q
period 2010-09-30
ATEL Capital Equipment Fund XI, LLC
filed 2010-11-15
CIK 1297667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2010

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

The number of Limited Liability Company Units outstanding as of October 31, 2010 was 5,209,307.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

(In Thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$3,598	$3,654
Accounts receivable, net of allowance for doubtful accounts of $18 as of September 30, 2010 and $210 as of December 31, 2009	432	213
Notes receivable, net of unearned interest income of $333 as of September 30, 2010 and $472 as of December 31, 2009	1,657	2,570
Investment in securities	313	306
Investments in equipment and leases, net of accumulated depreciation of $27,874 as of September 30, 2010 and $25,912 as of December 31, 2009	19,533	24,917
Other assets	26	39

Total assets	$25,559	$31,699

LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$149	$87
Accrued distributions to Other Members	551	551
Other	271	412
Non-recourse debt	6,454	8,924
Unearned operating lease income	422	437

Total liabilities	7,847	10,411

Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	17,712	21,288

Total Members’ capital	17,712	21,288

Total liabilities and Members’ capital	$25,559	$31,699

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Operating lease income	$1,877	$1,895	$6,021	$7,322
Direct financing leases	39	19	101	40
Notes receivable interest income	35	75	135	265
Gain on sale of assets and early termination of notes	22	206	118	1,628
Gain (loss) on sale of securities	—	—	16	(46)
Other	31	6	67	15

Total revenues	2,004	2,201	6,458	9,224

Expenses:
Depreciation of operating lease assets	1,523	1,741	4,634	6,159
Asset management fees to Managing Member	93	105	316	549
Acquisition expense	68	—	68	5
Cost reimbursements to Managing Member	108	90	363	260
Provision (reversal of provision) for credit losses	—	38	(24)	11
Impairment losses	—	90	17	90
Provision for losses on investment in securities	—	—	—	50
Amortization of initial direct costs	29	51	91	136
Interest expense	115	170	377	708
Professional fees	13	30	145	133
Outside services	9	18	55	36
Other	21	40	91	99

Total operating expenses	1,979	2,373	6,133	8,236
Other (loss) income, net	(5)	68	10	1

Net income (loss)	$20	$(104)	$335	$989

Net income (loss):
Managing Member	$98	$98	$293	$293
Other Members	(78)	(202)	42	696

	$20	$(104)	$335	$989

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.01)	$(0.04)	$0.01	$0.13
Weighted average number of Units outstanding	5,209,307	5,210,507	5,209,848	5,214,023

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND FOR THE

NINE MONTHS ENDED

SEPTEMBER 30, 2010

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2008	5,230,507	$25,514	$—	$25,514
Repurchases of Units	(20,000)	(100)	—	(100)
Distributions to Other Members ($0.92 per Unit)	—	(4,819)	—	(4,819)
Distributions to Managing Member	—	—	(391)	(391)
Net income	—	693	391	1,084

Balance December 31, 2009	5,210,507	21,288	—	21,288
Repurchases of Units	(1,200)	(4)	—	(4)
Distributions to Other Members ($0.69 per Unit)	—	(3,614)	—	(3,614)
Distributions to Managing Member	—	—	(293)	(293)
Net income	—	42	293	335

Balance September 30, 2010	5,209,307	$17,712	$—	$17,712

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2010 AND 2009

(In Thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Operating activities:
Net income (loss)	$20	$(104)	$335	$989
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(22)	(206)	(118)	(1,628)
Depreciation of operating lease assets	1,523	1,741	4,634	6,159
Amortization of initial direct costs	29	51	91	136
Amortization of unearned income on direct financing leases	(39)	(19)	(101)	(40)
Amortization of unearned income on notes receivable	(35)	(75)	(135)	(265)
Provision (reversal of provision) for credit losses	—	38	(24)	11
Impairment losses	—	90	17	90
Provision for losses on investment in securities	—	—	—	50
(Gain) loss on sale or disposition of securities	—	—	(16)	46
Changes in operating assets and liabilities:
Accounts receivable	(177)	(20)	(195)	54
Prepaid expenses and other assets	(15)	(18)	13	(4)
Accounts payable, Managing Member	13	(143)	62	(17)
Accounts payable, other	(91)	(59)	(141)	90
Unearned operating lease income	(135)	26	(15)	6

Net cash provided by operating activities	1,071	1,302	4,407	5,677

Investing activities:
Purchase of securities	—	—	(7)	—
Proceeds from early termination of notes receivable	18	—	192	170
Proceeds from sales of lease assets	279	823	686	7,648
Payments of initial direct costs	—	—	—	(1)
Payments received on direct financing leases	66	17	176	38
Proceeds from sale of securities	—	—	16	80
Payments received on notes receivable	167	406	855	1,175

Net cash provided by investing activities	530	1,246	1,918	9,110

Financing activities:
Repayments under non-recourse debt	(772)	(1,325)	(2,470)	(7,665)
Borrowings under acquisition facility	—	—	—	500
Repayments under acquisition facility	—	—	—	(1,000)
Distributions to Other Members	(1,204)	(1,205)	(3,614)	(3,615)
Distributions to Managing Member	(98)	(98)	(293)	(293)
Repurchases of Units	—	—	(4)	(100)

Net cash used in financing activities	(2,074)	(2,628)	(6,381)	(12,173)

Net (decrease) increase in cash and cash equivalents	(473)	(80)	(56)	2,614
Cash and cash equivalents at beginning of period	4,071	3,598	3,654	904

Cash and cash equivalents at end of period	$3,598	$3,518	$3,598	$3,518

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$117	$174	$387	$748

Cash paid during the period for taxes	$9	$1	$48	$41

Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$551	$551	$551	$551

Distributions payable to Managing Member at period-end	$45	$45	$45	$45

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through June 2010 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less net rescissions and repurchases of $636 thousand. As of September 30, 2010, 5,209,307 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies (continued):

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2010 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2010 and 2009 and long-lived assets as of September 30, 2010 and December 31, 2009 (in thousands):

	For the nine months ended September 30,
	2010	% of Total	2009	% of Total
Revenue
United States	$5,918	92%	$8,540	93%

United Kingdom	540	8%	684	7%

Total International	540	8%	684	7%

Total	$6,458	100%	$9,224	100%

	As of September 30,		As of December 31,
	2010	% of Total	2009	% of Total
Long-lived assets (net)
United States	$18,491	95%	$23,339	94%

United Kingdom	1,042	5%	1,578	6%

Total International	1,042	5%	1,578	6%

Total	$19,533	100%	$24,917	100%

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

2. Summary of significant accounting policies (continued):

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments. Accordingly, such investment is stated at cost. There were no impaired securities at September 30, 2010 and December 31, 2009.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value, as determined by the Managing Member, on the balance sheet as assets or liabilities. At September 30, 2010 and December 31, 2009, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company recognized a net foreign currency loss of $5 thousand and a net foreign currency gain of $68 thousand for the respective three months ended September 30, 2010 and 2009. During the nine months ended September 30, 2010 and 2009, the Company recognized net foreign currency gains of $10 thousand and $1 thousand, respectively.

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

3. Notes receivable:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable were generally up to 120 months and bear interest at rates ranging from 8.4% to 12.5%. The notes are secured by the equipment financed. The notes mature from 2011 through 2016. At September 30, 2010, credit losses were nominal and notes placed in non-accrual status totaled $120 thousand. There were neither impaired notes nor notes placed in non-accrual status at December 31, 2009.

The minimum future payments receivable as of September 30, 2010 are as follows (in thousands):

Three months ending December 31, 2010	$198
Year ending December 31, 2011	521
2012	399
2013	295
2014	221
2015	166
Thereafter	188

1,988
Less: portion representing unearned interest income	(333)

1,655
Unamortized indirect costs	2

Notes receivable, net	$1,657

	September 30, 2010	December 31, 2009
Net investment in notes receivable placed in non-accrual status	$120	$—

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
IDC amortization - notes receivable	$1	$2	$2	$7
IDC amortization - lease assets	28	49	89	129

Total	$29	$51	$91	$136

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications, Additions / Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2010
Net investment in operating leases	$24,174	$(535)	$(4,634)	$19,005
Net investment in direct financing leases	163	108	(76)	195
Assets held for sale or lease, net	383	(158)	—	225
Initial direct costs, net of accumulated amortization of $450 at September 30, 2010 and $414 at December 31, 2009	197	—	(89)	7 108

Total	$24,917	$(585)	$(4,799)	$19,533

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the first six months of 2010, the Company deemed certain off-lease assets to be impaired and, accordingly, the Company recorded an adjustment of $17 thousand to the cost basis of such assets. No additional impairment losses were recorded during the three months ended September 30, 2010. During the third quarter of 2009, impairment losses totaled approximately $90 thousand and were entirely related to impaired off-lease assets. There were no impairment losses during the first six months of 2009.

Depreciation expense on property subject to operating leases and property held for lease or sale was approximately $1.5 million and $1.7 million for the respective three months ended September 30, 2010 and 2009, and was approximately $4.6 million and $6.2 million for the respective nine months ended September 30, 2010 and 2009.

All of the leased property was acquired during the years 2005 through 2009.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance September 30, 2010
Materials handling	$15,873	$—	$(1,067)	$14,806
Transportation, rail	11,723	—	—	11,723
Transportation, other	11,059	—	(230)	10,829
Construction	2,982	—	(300)	2,682
Aviation	1,658	—	—	1,658
Manufacturing	1,171	—	—	1,171
Marine vessels	1,415	—	—	1,415
Logging and lumber	1,150	—	(369)	781
Research	725	—	(323)	402
Office furniture	146	—	—	146

	47,902	—	(2,289)	45,613
Less accumulated depreciation	(23,728)	(4,634)	1,754	(26,608)

Total	$24,174	$(4,634)	$(535)	$19,005

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. Investment in equipment and leases, net (continued):

The average estimated residual value for assets on operating leases was 21% of the assets’ original cost at both September 30, 2010 and December 31, 2009.

On April 30, 2009, a major lessee, Chrysler Corporation, filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 35% owned by Fiat. The new Chrysler has remitted payments relative to the affirmed leases. However, at September 30, 2010, the account remains on cash basis in accordance with Company policy as the short payment history of the new Chrysler does not yet substantiate its ability to maintain accounts current.

At September 30, 2010, net investment in equipment underlying lease contracts placed in non-accrual status approximated $742 thousand, all of which was related to Chrysler. At December 31, 2009, such investment totaled $1.7 million, of which $1.1 million was related to Chrysler. The related accounts receivable from such contracts approximated $7 thousand and $168 thousand at September 30, 2010 and December 31, 2009, respectively.

Direct financing leases:

As of September 30, 2010 and December 31, 2009, investment in direct financing leases consists of materials handling equipment. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Total minimum lease payments receivable	$291	$180
Estimated residual values of leased equipment (unguaranteed)	41	35

Investment in direct financing leases	332	215
Less unearned income	(137)	(52)

Net investment in direct financing leases	$195	$163

There were no investment in direct financing lease assets in non-accrual status at September 30, 2010 and December 31, 2009.

At September 30, 2010, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2010	$1,718	$58	$1,776
Year ending December 31, 2011	4,317	138	4,455
2012	2,741	81	2,822
2013	1,848	14	1,862
2014	1,162	—	1,162
2015	677	—	677

	$12,463	$291	$12,754

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of September 30, 2010, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Costs reimbursed to Managing Member and/or affiliates	$108	$90	$363	$260
Asset management fees to Managing Member and/or affiliates	93	105	316	549
Acquisition and initial direct costs paid to Managing Member	68	—	68	5

	$269	$195	$747	$814

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6. Non-recourse debt:

At September 30, 2010, non-recourse debt consists of notes payable to financial institutions. The notes are due in varying quarterly and semi-annual installments. Interest on the notes is at fixed rates ranging from 4.33% to 6.14%. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2010, gross lease rentals totaled approximately $7.2 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $10.2 million. The notes mature from 2010 through 2015.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2010	$775	$87	$862
Year ending December 31, 2011	1,873	267	2,140
2012	1,283	181	1,464
2013	1,065	118	1,183
2014	819	64	883
2015	639	17	656

	$6,454	$734	$7,188

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

As of September 30, 2010 and December 31, 2009, borrowings under the facility were as follows (in thousands):

	September 30, 2010	December 31, 2009
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	—	(1,750)

Total remaining available under the working capital, acquisition and warehouse facilities	$75,000	$73,250

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

7. Borrowing facilities (continued):

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2010, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of September 30, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $17.7 million, 0.36 to 1, and 16.51 to 1, respectively, as of September 30, 2010. As such, as of September 30, 2010, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At both September 30, 2010 and December 31, 2009, the Company had no outstanding borrowings under the acquisition facility. The weighted average interest rate on borrowings was 3.62% during the nine months ended September 30, 2009.

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

As of September 30, 2010, the investment program participants were ATEL Capital Equipment Fund X, LLC, the Company and ATEL 12, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity. There were no borrowings under the Warehouse Facility as of September 30, 2010 and December 31, 2009.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

9. Members’ capital:

A total of 5,209,307 and 5,210,507 Units were issued and outstanding as of September 30, 2010 and December 31, 2009, respectively. The Fund was authorized to issue up to 15,000,000 Units. The Company terminated sales of Units effective April 30, 2006.

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

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Distributions	$1,204	$1,205	$3,614	$3,615
Weighted average number of Units outstanding	5,209,307	5,210,507	5,209,848	5,214,023

Weighted average distributions per Unit	$0.23	$0.23	$0.69	$0.69

10. Fair value measurements:

Fair value measurements and disclosures are based on a fair value hierarchy as determined by significant inputs used to measure fair value. The three levels of inputs within the fair value hierarchy are defined as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, generally on a national exchange.

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

At September 30, 2010 and December 31, 2009, the Company had no assets or liabilities that require measurement at fair value on a recurring basis. However, at September 30, 2010, the Company measured its impaired off-lease equipment at fair value on a non-recurring basis. Such estimate of measurement methodology is as follows:

Impaired off-lease equipment

During the first nine months of 2010, the Company deemed certain off-lease equipment (assets) to be impaired. Accordingly, the Company recorded fair value adjustments of approximately $17 thousand which reduced the cost basis of the assets. Such fair value adjustments are non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired operating lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market. During 2009, fair value adjustments of approximately $245 thousand were recorded relative to impaired off-lease assets.

The following table presents the fair value measurement of the impaired equipment measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2010 (in thousands):

	September 30, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis
Impaired off-lease equipment	$65	$—	$—	$65

	December 31, 2009	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis
Impaired off-lease equipment	$384	$—	$—	$384

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

Investment in securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At September 30, 2010 and December 31, 2009, management has concluded that there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the instruments and that it is not practicable to estimate the fair value of the investment because of its illiquidity. Accordingly, such investment is stated at cost.

Non-recourse debt

The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based upon the current market borrowing rates for similar types of borrowing arrangements.

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of September 30, 2010 and December 31, 2009. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$3,598	$3,598	$3,654	$3,654
Notes receivable	1,657	1,657	2,570	2,570

Financial liabilities:
Non-recourse debt	6,454	6,859	8,924	9,244

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The three months ended September 30, 2010 versus the three months ended September 30, 2009

The Company had net income of $20 thousand and net loss of $104 thousand for the three months ended September 30, 2010 and 2009, respectively. Results for the third quarter of 2010 reflect a decrease in total operating expenses offset, in part, by a reduction in total revenues when compared with results for the prior year period.

Revenues

Total revenues for the third quarter of 2010 declined by $197 thousand, or 9%, as compared to the prior year period. Such decline was primarily due to a $184 thousand reduction in gains recognized on asset sales and early termination of notes, which reflects decreased volume as well as the type of assets sold during the quarter.

Expenses

Total expenses for the third quarter of 2010 decreased by $394 thousand, or 17%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in depreciation expense, impairment losses, interest expense, the provision for credit losses and amortization of initial direct costs related to asset purchases offset, in part, by an increase in acquisition expense.

Depreciation expense for the third quarter of 2010 decreased by $218 thousand, or 13%, as compared to the prior year period, largely due to run-off and sales of lease assets. Impairment losses declined by $90 thousand as certain inventoried lease equipment were deemed impaired during the third quarter of 2009 as compared to none in the current quarter. Interest expense declined by $55 thousand as a result of the decrease in outstanding debt primarily due to an early termination of a significant lease and its corresponding non-recourse debt during the second quarter of 2009 combined with continued scheduled payments of outstanding debt. The provision for credit losses decreased by $38 thousand due to a third quarter 2009 impairment recognized on a note receivable; no such impairment was recognized during the current year quarter. In addition, amortization of initial direct costs related to asset purchases declined by $22 thousand largely due to the period over period decline in capitalized acquisition costs.

Partially offsetting the aforementioned decreases in expenses was a $68 thousand increase in acquisition expense. The increase represents allocated costs related to business development efforts.

Other (loss) income, net

The Company recorded other loss, net totaling $5 thousand and other income, net totaling $68 thousand for the respective three months ended September 30, 2010 and 2009, a net decrease of $73 thousand. The decrease was a result of an unfavorable change in foreign currency transaction gains and losses recognized during the third quarter of 2010, as compared to the prior year period, which was primarily a result of a stronger U.S. currency when compared to the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

The nine months ended September 30, 2010 versus the nine months ended September 30, 2009

The Company had net income of $335 thousand and $989 thousand for the nine months ended September 30, 2010 and 2009, respectively. Results for the first nine months of 2010 reflect a decrease in total revenues offset, in part, by a reduction in total operating expenses when compared with results for the prior year period.

Revenues

Total revenues for the first nine months of 2010 declined by $2.8 million, or 30%, as compared to the prior year period. The net decrease in total revenues was comprised of decreases in gain on sale of assets and early termination of notes, operating lease revenues and interest income on notes receivable offset, in part, by a favorable change in gain recognized on the disposition of securities and an increases in direct financing lease revenues and other revenue.

Gain on sale of assets and early termination of notes decreased by $1.5 million primarily due to a 2009 gain totaling $1.4 million relative to an early buyout of mining equipment by a lessee. In addition, the decline in recognized gains reflects decreased volume as well as the type of assets sold during the current year quarter.

Total operating lease revenues declined by $1.3 million primarily as a result of run-off and sales of lease assets. In particular, the Company lost significant rental revenue from mining equipment purchased by a lessee during the second quarter of 2009. Likewise, interest received on the notes receivable decreased by $130 thousand largely due to continued run-off and early termination of certain notes receivable.

Partially offsetting the aforementioned decreases in revenues were a $62 thousand favorable period over period change in gain on sale or disposition of securities, a $61 thousand growth in direct financing lease revenues and a $52 thousand increase in other revenue. The favorable change in gain on sale or disposition of securities reflects a 2009 loss on the disposition of securities associated with a terminated note. Direct financing lease revenues increased as certain operating leases were renewed as direct financing leases during the latter half of 2009; and, other revenue increased primarily due to fees earned on delinquent lease payments.

Expenses

Total expenses for the first nine months of 2010 decreased by $2.1 million, or 26%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in depreciation expense, interest expense, asset management fees paid to AFS, impairment losses, the provision for losses on investment in securities and amortization of initial direct costs related to asset purchases offset, in part, by increases in cost reimbursements to AFS and acquisition expense.

Depreciation expense for the first nine months of 2010 decreased by $1.5 million, or 25%, as compared to the prior year period, largely due to run-off and sales of lease assets. Interest expense declined by $331 thousand as a result of the decrease in outstanding debt primarily due to an early termination of a significant lease and its corresponding debt during the second quarter of 2009 combined with continued scheduled payments of outstanding debt. In addition, asset management fees paid to AFS decreased by $233 thousand largely due to the continued decline in managed assets and related rents resulting from lease asset dispositions.

Moreover, impairment losses declined by $73 thousand as certain inventoried lease equipment deemed impaired during the first nine months of 2009 was disposed of during 2010. Likewise, impairment losses on investment in securities decreased by $50 thousand due to a first quarter 2009 impairment recognized on an investment security which was subsequently disposed of during the latter half of 2009; no such impairment was recognized during the current year period. Finally, amortization of initial direct costs related to asset purchases declined by $45 thousand largely due to the period over period decline in capitalized acquisition costs.

The aforementioned decreases in expenses were partially offset by a $103 thousand increase in costs reimbursed to AFS and a $63 thousand increase in acquisition expense. The increase in cost reimbursements to AFS was largely due to higher administrative costs allocated to the Fund as a result of a refinement of cost allocation methodologies employed by the Managing Member; and, the increase in acquisition expense reflects allocated costs related to business development efforts.

Other income, net

The Company recorded other income, net totaling $10 thousand and $1 thousand for the respective nine months ended September 30, 2010 and 2009, a net increase of $9 thousand. The increase was due to a favorable change in foreign currency transaction gains and losses recognized during the first nine months of 2010, as compared to the prior year period, which was primarily a result of the weakness of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

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

The changes in the Company’s cash flow for the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 are as follows:

The three months ended September 30, 2010 versus the three months ended September 30, 2009

•	Operating Activities

Cash provided by operating activities during the third quarter of 2010 decreased by $231 thousand as compared to the prior year period. The net decrease in cash flow was primarily attributable to a period over period decline in unearned lease income, an unfavorable year over year three-month change in accounts receivable, and a decline in net operating results as adjusted for non-cash items such as gains on sales of assets and depreciation expense, partially offset by a favorable year over year three-month change in accounts payable and accrued liabilities.

The decrease in unearned lease income reduced cash flow by $161 thousand and was largely due to increased amortization of prepaid rents. Likewise, an unfavorable change in accounts receivable reduced cash flow by $157 thousand and was attributable to a period over period increase in accrued billings and delinquent receivables.

Moreover, the decrease in net operating results as adjusted for non-cash items further reduced cash flow by $40 thousand. The decline was largely attributable to an increase in operating expenses.

As a partial offset, the favorable change in accounts payable and accrued liabilities improved cash flow by $124 thousand. The favorable change reflects a third quarter 2009 payment of a prior quarter accrual related to asset management fees payable to AFS offset, in part, by a third quarter 2010 application of a prior period customer overpayment, which was held in suspense, to its open receivable balances.

•	Investing Activities

Cash provided by investing activities during the third quarter of 2010 decreased by $716 thousand as compared to the prior year period. The decrease in cash flow was primarily due to a $544 thousand reduction in proceeds from sales of lease assets and early termination of notes, coupled with a $239 thousand decrease in payments received on notes receivable.

The net decrease in proceeds from sales of lease assets and termination of notes was attributable to decreased volume as well as the type of assets sold during the quarter; and, payments received on notes receivable declined primarily due to run-off and early termination of certain notes receivable.

•	Financing Activities

Net cash used in financing activities during the third quarter of 2010 decreased by $554 thousand as compared to the prior year period. The net decrease in cash used (increase in cash flow) was primarily due to the decline in outstanding balance and scheduled payments on the Company’s non-recourse debt.

The nine months ended September 30, 2010 versus the nine months ended September 30, 2009

•	Operating Activities

Cash provided by operating activities during the first nine months of 2010 decreased by $1.3 million as compared to the prior year period. The net decrease in cash flow was primarily attributable to a decline in net operating results as adjusted for non-cash items such as gains on sales of assets and depreciation expense, an unfavorable year over year nine-month change in accounts receivable and a similar unfavorable change in accounts payable and accrued liabilities.

The decrease in net operating results as adjusted for non-cash items reduced cash flow by $865 thousand and was primarily a result of a decline in operating lease revenues coupled with an increase in certain operating expenses. The unfavorable change in accounts receivable reduced cash flow by $249 thousand and was primarily a result of an increase in accrued billings and delinquent invoices at September 30, 2010 as compared to September 30, 2009.

In addition, an unfavorable change in accounts payable and accrued liabilities further reduced cash flow by $152 thousand. The unfavorable change was primarily attributable to the 2010 application of a prior period customer overpayment, which was held in suspense, to its open receivable balances coupled with higher sales tax and franchise tax payments. In addition, the 2009 amount included lessee overpayments which increased the Company’s liabilities at September 30, 2009.

•	Investing Activities

Cash provided by investing activities during the first nine months of 2010 decreased by $7.2 million as compared to the prior year period. The net decrease in cash flow was largely due to decreases in proceeds from sales of lease assets and early termination of notes receivable, payments received on notes receivable and proceeds from sales of securities offset, in part, by an increase in payments received on direct financing leases.

The net decrease in proceeds from sales of lease assets and termination of notes totaled $7.0 million and was primarily attributable to the lessee buyout of mining equipment associated with a lease that early terminated during the second quarter of 2009. In addition, the decline in sales proceeds reflects decreased volume as well as the type of assets sold during the current year period.

Payments received on notes receivable declined by $320 thousand primarily due to run-off and early termination of certain notes receivable; and, proceeds from the sale of securities declined by $64 thousand as the 2009 amount included proceeds from the disposition of securities associated with a terminated note receivable.

As a partial offset to the aforementioned decreases in cash flow, payments received on direct financing leases increased by $138 thousand as certain operating leases were renewed as direct financing leases during the latter half of 2009.

•	Financing Activities

Net cash used in financing activities during the first nine months of 2010 decreased by $5.8 million as compared to the prior year period. The net decrease in cash used (increase in cash flow) was primarily due to a period over period reduction in repayments of non-recourse debt and net borrowings under the acquisition facility totaling $5.2 million and $1.0 million, respectively. A significant portion of the non-recourse debt repaid during the first nine months of 2009 was associated with a lease that early terminated during the second quarter of 2009. In addition, cash flow increased by $96 thousand as a result of the period over period decline in repurchases of the Company’s Units.

The aforementioned increases in cash flow were offset, in part, by a $500 thousand dollar reduction in borrowings under the acquisition facility, as the Company had no borrowings during first nine months of 2010.

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

In a normal economy, if inflation in the general economy becomes significant, it may affect the Company in as much as the residual (resale) values and rates on re-leases of the Company’s leased assets may increase as the costs of similar assets increase. However, the Company’s revenues from existing leases and notes would not increase as such rates are generally fixed for the terms of the leases and notes without adjustment for inflation. In addition, if interest rates increase significantly under such circumstances, the rates that the Company can obtain on future lease or financing transactions will be expected to increase as the cost of capital is a significant factor in the pricing of leases and investments in notes receivable. Conversely, should interest rates remain low or decrease, the rates that the Company can obtain on renewals, or future lease or financing transactions will be expected to remain constant or decline. Leases and notes already in place, for the most part, would not be affected by changes in interest rates.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company was in compliance with all covenants under the Credit Facility as of September 30, 2010. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of September 30, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $17.7 million, 0.36 to 1, and 16.51 to 1, respectively, as of September 30, 2010. As such, as of September 30, 2010, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of EBITDA to net income for the nine months ended September 30, 2010 (in thousands):

Net income - GAAP basis	$335
Interest expense	377
Depreciation and amortization	4,634
Amortization of initial direct costs	91
Reversal of provision for credit losses	(24)
Impairment losses	17
Payments received on direct financing leases	176
Payments received on notes receivable	855
Amortization of unearned income on direct finance leases	(101)
Amortization of unearned income on notes receivable	(135)

EBITDA (for Credit Facility financial covenant calculation only)	$6,225

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

Due to the bankruptcy of a major lessee, Chrysler Corporation, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of September 30, 2010. At September 30, 2010, the net book value of such equipment was approximately $742 thousand. The new Chrysler has remitted payments relative to the affirmed leases. However, at September 30, 2010, the account remains on cash basis in accordance with Company policy as the short payment history of the new Chrysler does not yet substantiate its ability to maintain accounts current.

As of September 30, 2010 and December 31, 2009, the total net investment in equipment underlying lease contracts placed in non-accrual status totaled $742 thousand and $1.7 million, respectively. The related accounts receivable from such contracts approximated $7 thousand and $168 thousand at September 30, 2010 and December 31, 2009, respectively. As of the same dates, management has concluded that the status of these leases will not have a material impact on either of the Company’s capital resources or liquidity.

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. Additional distributions have been consistently made through September 30, 2010.

At September 30, 2010, there were no commitments to purchase lease assets or fund investments in notes receivable.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, which are based upon historical experiences, market trends and financial forecasts, and upon various other assumptions that management believes to be reasonable under the circumstances and at that certain point in time. Actual results may differ, significantly at times, from these estimates under different assumptions or conditions.

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to the Company’s critical accounting policies since December 31, 2009.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 12, 2010

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