Form 10-K
period 2010-12-31
ATEL Capital Equipment Fund XI, LLC
filed 2011-03-29
CIK 1297667

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2011 was 5,209,307.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Net contributions of $52.2 million were received through December 31, 2010, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of December 31, 2010, 5,209,307 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2010, the Company had purchased equipment with a total acquisition price of $66.3 million. The Company had also loaned $14.5 million for notes receivable secured by various assets.

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

During 2010 and 2009, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2010	2009
Union Pacific	Transportation	19%	13%
New NGC, Inc.	Materials handling	17%	15%
International Paper Co.	Materials handling	10%	11%
East Midlands Ambulance Service NHS Trust	Transportation	10%	*

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by region, of the Company’s total revenues for the years ended December 31, 2010 and 2009:

Geographic area	2010	2009
North America	91%	92%
Europe	9%	8%

The business of the Company is not seasonal.

The Company has no full time employees. AFS’ employees and affiliates provide the services the Company requires to effectively operate. The cost of these services is reimbursed by the Company to AFS and affiliates per the Operating Agreement.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2010 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$20,589	31.04%
Construction	12,649	19.07%
Transportation, rail	11,924	17.98%
Transportation, other	11,066	16.68%
Mining	2,893	4.36%
Logging and lumber	2,001	3.02%
Aviation	1,658	2.50%
Marine vessels	1,415	2.13%
Manufacturing	1,172	1.77%
Other	958	1.45%
	$66,325	100.00%

Industry Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$11,924	17.98%
Transportation services	11,460	17.28%
Manufacturing	9,390	14.16%
Paper products	8,886	13.40%
Mining	8,610	12.98%
Health services	4,967	7.49%
Natural gas	2,893	4.36%
Food products	2,571	3.88%
Chemical products	2,139	3.23%
Wood/Lumber products	1,677	2.53%
Other	1,808	2.71%
	$66,325	100.00%

From inception to December 31, 2010, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Construction	$10,325	$8,200	$4,767
Materials handling	4,248	693	3,709
Logging and lumber	1,220	489	822
Transportation, other	343	99	470
Transportation, rail	201	246	6
	$16,337	$9,727	$9,774

For further information regarding the Company’s equipment lease portfolio as of December 31, 2010, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2010 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquistion Fees	Percentage of Total Fundings
Computer equipment	$7,023	48.38%
Office furniture/Fixtures and other assets	4,120	28.38%
Storage facility	2,503	17.24%
Research	504	3.47%
Manufacturing	367	2.53%
	$14,517	100.00%

Industry of Borrower	Amount Financed Excluding Acquistion Fees	Percentage of Total Fundings
Business services	$4,326	29.80%
Communications	3,369	23.21%
Health services	2,833	19.52%
Manufacturing	2,503	17.24%
Electronics	1,119	7.71%
Engineering	367	2.52%
	$14,517	100.00%

From inception to December 31, 2010, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computer equipment	$6,914	$2,475	$5,525
Office furniture/Fixtures and other assets	3,593	868	3,355
Research	504	-	612
Manufacturing	367	19	424
	$11,378	$3,362	$9,916

For further information regarding the Company’s notes receivable portfolio as of December 31, 2010, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Item 4. [RESERVED]

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Holders

As of December 31, 2010, a total of 1,194 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, AFS has calculated an estimated value per Unit as of December 31, 2010. AFS estimates the Company’s per unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

The estimated values for non-interest bearing items such as any current assets and liabilities, as well as for any investment in securities, were assumed to equal their reported balances, which management believes approximate their fair values, as adjusted for impairment. The same was applied to loans incurred under the acquisition facility since they bear variable rates of interest.

A discounted cash flow approach was used to estimate the values of notes receivable, investments in leases, non-recourse debt and interest rate swaps. Under such approach, the value of a financial instrument was estimated by calculating the present value of the instrument’s expected cash flows. The present value was determined by discounting the cash flows the instrument is expected to generate by discount rates as deemed appropriate by the Manager. In most cases, the discount rates used were based on U.S. Treasury yields reported as of the reporting date, plus a spread to account for the credit risk difference between the instrument being valued and Treasury securities.

After calculating the aggregate estimated net asset value of the Company, AFS then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2010 valuation date. As of December 31, 2010, the value of the Company’s assets, calculated on this basis, was approximately $6.80 per Unit.

The foregoing valuation was performed solely for the purpose of providing an estimated liquidation value per Unit for those Unitholders who seek valuation information. It is important to note again that there is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. The Company will liquidate its assets in the ordinary course of its business and investment cycle. Furthermore, there can be no assurance as to when the Company will be fully liquidated, the amount the Company may actually receive if and when it seeks to liquidate its assets, the amount of lease payments and equipment disposition proceeds the Company will actually receive over the remaining term of the Company, or the amounts that may actually be received in distributions by Unitholders over the course of the Company’s remaining term.

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

The rate for monthly distributions from 2010 operations was $0.08 per Unit for the period from January through December 2010. Likewise, the rate for monthly distributions from 2009 operations was $0.08 per Unit for the period from January through December 2009. The rate for each of the quarterly distributions paid in 2010 and 2009 was $0.23 per Unit.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2010	2009
Net (loss) income per Unit, based on weighted average Unit outstanding	$(0.02)	$0.13
Return of investment	0.95	0.79
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.93	0.92
Differences due to timing of distributions	-	-
Actual distributions paid per Unit	$0.93	$0.92

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

As of December 31, 2010 and 2009, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2010	2009
Manufacturing	48%	49%
Transportation, rail	22%	24%
Transportation services	14%	16%

As previously mentioned, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues during 2010 and 2009 as follows:
		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2010	2009
Union Pacific	Transportation	19%	13%
New NGC, Inc.	Materials handling	17%	15%
International Paper Co.	Materials handling	10%	11%
East Midlands Ambulance Service NHS Trust	Transportation	10%	*

* Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s leased property was acquired in the years 2005 through 2010. The utilization percentage of existing assets under lease was 97% and 94% as of December 31, 2010 and 2009, respectively.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2010 and 2009, the Company has not exceeded the annual and/or cumulative limitations discussed above.

2010 versus 2009

The Company had net income of $310 thousand and $1.1 million for the years ended December 31, 2010 and 2009, respectively. Results for 2010 reflect a decrease in total revenues offset, in part, by a reduction in total operating expenses when compared with results for the prior year.

Revenues

Total revenues for 2010 declined by $3.2 million, or 28%, as compared to the prior year. The net decrease in total revenues was comprised of decreases in operating lease revenues, gain on sale of assets and early termination of notes, and interest income on notes receivable offset, in part, by favorable changes in other revenue, gain recognized on the disposition of securities, and direct financing lease revenues.

Total operating lease revenues declined by $1.9 million primarily as a result of run-off and sales of lease assets. In particular, the Company lost significant rental revenue from an early termination of a lease in which the leased mining equipment was purchased by the lessee during the second quarter of 2009.

Gain on sale of assets and early termination of notes decreased by $1.5 million primarily due to a 2009 gain totaling $1.4 million relative to an early buyout of mining equipment by a lessee. Likewise, interest received on the notes receivable decreased by $161 thousand largely due to continued run-off and early termination of certain notes receivable.

Partially offsetting the aforementioned decreases in revenues was an $86 thousand increase in other revenue, a $79 thousand favorable year over year change in gain on sale or disposition of securities and a $76 thousand growth in direct financing lease revenues.

Other revenue increased primarily due to fees earned on delinquent lease payments. The favorable change in gain on sale or disposition of securities primarily reflects a $62 thousand loss on the 2009 disposition of securities associated with a terminated note; and, direct financing lease revenues increased as certain operating leases were renewed as direct financing leases during 2010 and the latter half of 2009.

Expenses

Total expenses for 2010 decreased by $2.5 million, or 23%, as compared to the prior year. The net reduction in total expenses was primarily due to decreases in depreciation expense, interest expense, asset management fees paid to AFS, impairment losses and amortization of initial direct costs related to asset purchases offset, in part, by increases in acquisition expense and cost reimbursements to AFS.

Depreciation expense for 2010 decreased by $1.8 million, or 22%, as compared to the prior year, largely due to run-off and sales of lease assets. Interest expense declined by $372 thousand as a result of the net decrease in outstanding debt primarily due to an early termination of a significant lease and its corresponding debt during the second quarter of 2009 and the continued scheduled payments of outstanding debt offset, in part, by an approximate $2.3 million of new non-recourse debt added during the fourth quarter of 2010 of which the proceeds were used to purchase lease assets.

Moreover, asset management fees paid to AFS decreased by $244 thousand largely due to the continued decline in managed assets and related rents resulting from lease asset dispositions. Impairment losses declined by $228 thousand as certain inventoried lease equipment deemed impaired during 2009 was disposed of during 2010. Likewise, amortization of initial direct costs related to asset purchases declined by $50 thousand largely due to the year over year decline in capitalized acquisition costs.

The aforementioned decreases in expenses were partially offset by a $172 thousand increase in acquisition expense and a $128 thousand increase in costs reimbursed to AFS. The increase in acquisition expense reflects allocated costs related to business development efforts; and, the increase in cost reimbursements to AFS was largely due to higher administrative costs allocated to the Fund as a result of a refinement of cost allocation methodologies employed by the Managing Member.

Other income, net

The Company recorded other income, net totaling $17 thousand and $2 thousand for 2010 and 2009, respectively, a net increase of $15 thousand. The increase was due to a favorable change in foreign currency transaction gains and losses recognized during 2010, as compared to the prior year, which was primarily a result of the weakness of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

Capital Resources and Liquidity

At December 31, 2010 and 2009, the Company’s cash and cash equivalents totaled $3.0 million and $3.7 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

The Company currently believes it has available adequate reserves to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. AFS envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	December 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$5,765	$7,246
Investing activities	(322)	9,782
Financing activities	(6,105)	(14,278)
Net (decrease) increase in cash and cash equivalents	$(662)	$2,750

Operating Activities

Cash provided by operating activities during 2010 decreased by $1.5 million, or 20%, as compared to the prior year. The net decrease in cash flow was mainly attributable to the year over year reduction in net operating results, higher receivables, and lower liabilities offset, in part, by a decline in amortization of unearned rents as prepaid rents received during the current year declined as compared to 2009.

The higher net receivables balance was largely a result of increased billings accrued at year-end 2010 and a reduction in the allowance for credit losses as compared to year-end 2009; and, the lower level of liabilities was largely attributable to the 2010 application of prior period customer overpayments, which was held in a liability account, to their open receivable balances.

Investing Activities

Cash used in investing activities totaled $322 thousand for 2010 as compared to cash provided by investing activities totaling $9.8 million for 2009. The $10.1 million net decrease in cash flow was largely due to a decline in proceeds from sales of lease assets and early termination of notes receivable, an increase in cash used to purchase lease assets and a reduction in payments received on notes receivable offset, in part, by an increase in payments received on direct financing leases.

The net decrease in proceeds from sales of lease assets and termination of notes totaled $6.9 million and was primarily attributable to the lessee buyout of mining equipment associated with a lease that early terminated during the second quarter of 2009. Cash used to purchase lease assets during the last quarter of 2010 totaled $2.9 million. There were no lease assets purchased during 2009. Payments received on notes receivable declined by $585 thousand primarily due to run-off and early termination of certain notes receivable.

As a partial offset to the aforementioned decreases in cash flow, payments received on direct financing leases increased by $166 thousand as certain operating leases were renewed as direct financing leases during 2010 and the latter half of 2009.

Financing Activities

Net cash used in financing activities for 2010 decreased by $8.2 million, or 57%, as compared to the prior year. The net decrease in cash used (increase in cash flow) was primarily due to a year over year reduction in repayments of non-recourse debt and borrowings under the acquisition facility totaling $5.3 million and $1.0 million, respectively. A significant portion of the non-recourse debt repaid during 2009 was associated with a lease that early terminated during the second quarter of 2009.

In addition, cash flow increased as a result of a $1.8 million net increase in borrowings as the Company anticipated the purchase of new lease assets. Such increase in borrowings was comprised of an approximate $2.3 million of new non-recourse debt offset, in part, by a $500 thousand reduction in borrowings against the Company’s acquisition facility. Moreover, cash flow increased by $96 thousand as a result of a year over year decline in repurchases of the Company’s Units.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company and affiliates were in compliance with all covenants under the Credit Facility as of December 31, 2010. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of December 31, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $16.4 million, 0.49 to 1, and 16.46 to 1, respectively, as of December 31, 2010. As such, as of December 31, 2010, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of EBITDA to net income for the year ended December 31, 2010 (in thousands):

Net income - GAAP basis	$310
Interest expense	482
Depreciation and amortization	6,094
Amortization of initial direct costs	118
Impairment losses	17
Reversal of provision for credit losses	(18)
Provision for losses on investment securities	15
Payments received on direct financing leases	244
Payments received on notes receivable	975
Amortization of unearned income on direct financing leases	(134)
Amortization of unearned income on notes receivable	(170)
EBITDA (for Credit Facility financial covenant calculation only)	$7,933

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

Non-Recourse Long-Term Debt

As of December 31, 2010, the Company had non-recourse long-term debt totaling $8.0 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 8 and 9 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. Additional distributions have been consistently made through December 31, 2010. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Other

Due to the bankruptcy of a major lessee, Chrysler Corporation, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of December 31, 2010. At December 31, 2010, the net book value of such equipment was approximately $612 thousand. The new Chrysler has remitted payments relative to the affirmed leases. However, at December 31, 2010, the account remains on cash basis in accordance with Company policy as the short payment history of the new Chrysler does not yet substantiate its ability to maintain accounts current.

As of December 31, 2010, the total net investment in equipment underlying lease contracts placed in non-accrual status totaled $612 thousand, all of which was related to Chrysler. At December 31, 2009, net investment in equipment underlying lease contracts placed in non-accrual status approximated $1.7 million, of which $1.1 million was related to Chrysler. The related accounts receivable from such contracts approximated $33 thousand and $168 thousand at December 31, 2010 and 2009, respectively. As of the same dates, management has concluded that the status of these leases will not have a material impact on either of the Company’s capital resources or liquidity. As of December 31, 2010 and 2009, the Company has certain other leases that have related receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2010, the Company had commitments to purchase lease assets totaling approximately $1.2 million (see Note 10, Commitments, as set forth in Part II, Item 8, Financial Statements and Supplementary Data).

Off-Balance Sheet Transactions

None.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) and deemed impaired when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related direct financing leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Allowances for losses on notes receivable are typically established based on historical charge off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probably that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance for losses as they are deemed uncollectible.

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 17 through 39.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund XI, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund XI, LLC (the “Company”) as of December 31, 2010 and 2009, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund XI, LLC as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP

San Francisco, California
March 28, 2011

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009
(In Thousands)

	2010	2009

ASSETS
Cash and cash equivalents	$2,992	$3,654
Accounts receivable, net of allowance for doubtful accounts of $24 as of December 31, 2010 and $209 as of December 31, 2009	351	213
Notes receivable, net of unearned interest income of $299 as of December 31, 2010 and $472 as of December 31, 2009	1,495	2,570
Investments in securities	298	306
Investments in equipment and leases, net of accumulated depreciation of $27,904 as of December 31, 2010 and $25,912 as of December 31, 2009	20,615	24,917
Other assets	20	39
Total assets	$25,771	$31,699

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$198	$87
Accrued distributions to Other Members	551	551
Other	228	412
Non-recourse debt	8,033	8,924
Unearned operating lease income	377	437
Total liabilities	9,387	10,411

Commitments and contingencies

Members’ capital:
Managing Member	-	-
Other Members	16,384	21,288
Total Members’ capital	16,384	21,288
Total liabilities and Members’ capital	$25,771	$31,699

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In Thousands Except for Units and Per Unit Data)

	2010	2009
Revenues:
Operating leases	$7,776	$9,643
Direct financing leases	134	58
Notes receivable interest income	170	331
Gain on sale of assets and early termination of notes	200	1,657
Gain (loss) on sale of securities	33	(46)
Other	112	26
Total revenues	8,425	11,669

Expenses:
Depreciation of operating lease assets	6,094	7,847
Asset management fees to Managing Member	412	656
Acquisition expense	176	4
Cost reimbursements to Managing Member	477	349
(Reversal of provision) provision for credit losses	(18)	28
Impairment losses	17	245
Provision for losses on investment in securities	15	50
Amortization of initial direct costs	118	168
Interest expense	482	854
Professional fees	172	169
Outside services	66	53
Other	121	164
Total operating expenses	8,132	10,587
Other income, net	17	2
Net income	$310	$1,084

Net income (loss):
Managing Member	$391	$391
Other Members	(81)	693
	$310	$1,084

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.02)	$0.13
Weighted average number of Units outstanding	5,209,711	5,213,137

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2008	5,230,507	$25,514	$-	$25,514
Repurchases of Units	(20,000)	(100)	-	(100)
Distributions to Other Members ($0.92 per Unit)	-	(4,819)	-	(4,819)
Distributions to Managing Member	-	-	(391)	(391)
Net income	-	693	391	1,084
Balance December 31, 2009	5,210,507	21,288	-	21,288
Repurchases of Units	(1,200)	(4)	-	(4)
Distributions to Other Members ($0.93 per Unit)	-	(4,819)	-	(4,819)
Distributions to Managing Member	-	-	(391)	(391)
Net (loss) income	-	(81)	391	310
Balance December 31, 2010	5,209,307	$16,384	$-	$16,384

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
(In Thousands)

	2010	2009
Operating activities:
Net income	$310	$1,084
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of assets and early termination of notes	(200)	(1,657)
Depreciation of operating lease assets	6,094	7,847
Amortization of initial direct costs	118	168
Amortization of unearned income on direct financing leases	(134)	(58)
Amortization of unearned income on notes receivable	(170)	(331)
Impairment losses	17	245
(Reversal of provision) provision for credit losses	(18)	28
Provision for losses on investment in securities	15	50
(Gain) loss on sale or disposition of securities	(33)	46
Changes in operating assets and liabilities:
Accounts receivable	(120)	33
Prepaid expenses and other assets	19	(3)
Accounts payable, Managing Member	111	(34)
Accounts payable, other	(184)	86
Unearned operating lease income	(60)	(258)
Net cash provided by operating activities	5,765	7,246

Investing activities:
Purchases of equipment on operating leases	(2,893)	-
Purchase of securities	(7)	(3)
Proceeds from early termination of notes receivable	270	172
Proceeds from sales of lease assets	1,056	7,954
Payments of initial direct costs	-	(1)
Payments received on direct financing leases	244	78
Proceeds from sale of securities	33	22
Payments received on notes receivable	975	1,560
Net cash (used in) provided by investing activities	(322)	9,782

Financing activities:
Borrowings under non-recourse debt	2,320	-
Repayments under non-recourse debt	(3,211)	(8,465)
Borrowings under acquisition facility	-	500
Repayments under acquisition facility	-	(1,000)
Distributions to Other Members	(4,819)	(4,822)
Distributions to Managing Member	(391)	(391)
Rescissions and repurchases of Units	(4)	(100)
Net cash used in financing activities	(6,105)	(14,278)

Net (decrease) increase in cash and cash equivalents	(662)	2,750
Cash and cash equivalents at beginning of year	3,654	904
Cash and cash equivalents at end of year	$2,992	$3,654

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$492	$898
Cash paid during the year for taxes	$50	$41
Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$551	$551
Distributions payable to Managing Member at year-end	$45	$45

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Net contributions of $52.2 million were received through December 31, 2010, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of December 31, 2010, 5,209,307 Units were issued and outstanding.

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

2.  Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2010 and 2009, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on capital or net income.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued):

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2010, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits and temporary cash investments in U.S. Treasury denominated instruments with the remainder placed in financial institutions with no less than $10 billion in assets, so as to meet ongoing working capital requirements. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable.

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued):

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Direct financing leases are generally placed in a non-accrual status (i.e., no revenue is recognized) and deemed impaired when payments are more than 90 days past due. Additionally, management periodically reviews the credit worthiness of all direct finance lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related direct financing leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

Allowances for losses on notes receivable are typically established based on historical charge off and collection experience and the collectability of specifically identified borrowers and billed and unbilled receivables. Notes are considered impaired when, based on current information and events, it is probably that the Company will be unable to collect the scheduled payments of principal and/or interest when due according to the contractual terms of the note agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest when due. If it is determined that a loan is impaired with regard to scheduled payments, the Company will perform an analysis of the note to determine if an impairment valuation reserve is necessary. This analysis considers the estimated cash flows from the note, or the collateral value of the property underlying the note when note repayment is collateral dependent. Any required valuation reserve is charged to earnings when determined; and notes are charged off to the allowance as they are deemed uncollectible.

Notes receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with note payments outstanding less than 90 days. Based upon management’s judgment, notes may be placed in a non-accrual status. Notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, all payments received are applied only against outstanding principal balances.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued):

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2010 and 2009 and long-lived assets as of December 31, 2010 and 2009 (dollars in thousands):

	For the year ended December 31,
	2010	% of Total	2009	% of Total
Revenue
United States	$7,682	91%	$10,774	92%
United Kingdom	743	9%	895	8%
Total International	743	9%	895	8%
Total	$8,425	100%	$11,669	100%

	As of December 31,
	2010	% of Total	2009	% of Total
Long-lived assets
United States	$19,738	96%	$23,339	94%
United Kingdom	877	4%	1,578	6%
Total International	877	4%	1,578	6%
Total	$20,615	100%	$24,917	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities
Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At December 31, 2010, the Company deemed an investment security to be impaired and recorded a fair value adjustment of approximately $15 thousand which reduced the cost basis of the investment. The impaired investment was subsequently disposed of in January 2011. At March 31, 2009, the Company recorded a fair value adjustment of approximately $50 thousand which reduced the cost basis of an investment security. Such impaired security was disposed of during the second quarter of 2009. There were no additional impaired securities at December 31, 2009.

Warrants
Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value, as determined by the Managing Member, on the balance sheet as assets or liabilities. At December 31, 2010 and 2009, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company recognized net foreign currency gains of $17 thousand and $2 thousand for 2010 and 2009, respectively.

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

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Review Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states, which levy income taxes on partnerships. For the years ended December 31, 2010 and 2009, the current provision for state income taxes was approximately $26 thousand and $61 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2010 and 2009 as follows (in thousands):

	2010	2009
Financial statement basis of net assets	$16,384	$21,288
Tax basis of net assets (unaudited)	15,735	20,158
Difference	$649	$1,130

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax returns (unaudited) for the years ended December 31, 2010 and 2009, respectively (in thousands):

	2010	2009
Net income per financial statements	$310	$1,084
Tax adjustments (unaudited):
Adjustment to depreciation expense	827	397
Provision for doubtful accounts	(186)	32
Adjustments to revenues	(5)	(234)
Adjustments to gain on sales of assets	9	1,154
Other	(164)	(236)
Income per federal tax return (unaudited)	$791	$2,197

Other income, net:

During the year ended December 31, 2010 and 2009, other income, net was comprised of gains on foreign currency transactions.

Per unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the year.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2.  Summary of significant accounting policies (continued):

Recent accounting pronouncements:

In January 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 is effective as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after December 15, 2010. The adoption of this ASU did not have a material effect on the Company’s financial position or results of operations; however, it did add additional disclosures which have been included in Notes 2 and 5.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosure about Fair Value Measurement.” ASU 2010-06 requires additional disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements, and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. Except for the Level 3 reconciliation disclosures, which are effective for fiscal years beginning after December 15, 2010, the guidance became effective for the Company beginning January 1, 2010 and was adopted during the first quarter of 2010 with no impact on the Company’s financial position, results of operations or cash flows.

3.  Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2010 and 2009, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2010	2009
Manufacturing	48%	49%
Transportation, rail	22%	24%
Transportation services	14%	16%

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

3.  Concentration of credit risk and major customers (continued):

During 2010 and 2009, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Lease Revenues
Lessee	Type of Equipment	2010	2009
Union Pacific	Transportation	19%	13%
New NGC, Inc.	Materials handling	17%	15%
International Paper Co.	Materials handling	10%	11%
East Midlands Ambulance Service NHS Trust	Transportation	10%	*

* Less than 10%

4.  Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable were generally up to 120 months and bear interest at rates ranging from 8.4% to 12.5%. The notes are secured by the equipment financed. The notes mature from 2011 through 2016. As of December 31, 2010, two notes receivable with a net book value approximating $96 thousand were on non-accrual status and thus, were considered impaired relative to their payment terms. However, management has determined that no valuation adjustment is necessary as of the same date. There were no impaired or non-accrual notes receivable as of December 31, 2009.

The minimum future payments receivable as of December 31, 2010 are as follows (in thousands):

Year ending December 31, 2011	$505
2012	418
2013	295
2014	221
2015	166
Thereafter	188
1,793
Less: portion representing unearned interest income	(299)
1,494
Unamortized indirect costs	1
Notes receivable, net	$1,495

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	For the year ended December 31,
	2010	2009
IDC amortization - notes receivable	$3	$8
IDC amortization - lease assets	115	160
Total	$118	$168

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

5.  Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Valuation adjustments on financing receivables	Allowance for Doubtful Accounts	Total
Balance December 31, 2008	$479	$178	$657
Provision for losses	20	8	28
(Charge-offs)/adjustments	(499)	23	(476)
Balance December 31, 2009	-	209	209
Reversal of provision for losses	-	(18)	(18)
(Charge-offs)/adjustments	-	(167)	(167)
Balance December 31, 2010	$-	$24	$24

At December 31, 2010 and 2009, the allowance for doubtful accounts represents reserves against operating lease receivables and certain notes receivable that were deemed impaired but did not require impairment valuation adjustments.

For the year ended December 31, 2010, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded net investment in financing receivables were as follows (in thousands):

	Notes Receivable		Finance Leases	Total

Allowance for credit losses:
Ending balance, December 31, 2010	$-		$-	$-
Ending balance: individually evaluated for impairment	$-		$-	$-
Ending balance: collectively evaluated for impairment	$-		$-	$-
Ending balance: loans acquired with deteriorated credit quality	$-		$-	$-

Financing receivables, net:
Ending balance, December 31, 2010	$1,495	1	$243	$1,738
Ending balance: individually evaluated for impairment	$1,495		$243	$1,738
Ending balance: collectively evaluated for impairment	$-		$-	$-
Ending balance: loans acquired with deteriorated credit quality	$-		$-	$-

1 Includes $1 of unamortized initial direct costs.

The Company evaluates the credit quality of its financing receivables on a scale equivalent to the following quality indicators related to corporate risk profiles:

Pass – Any account whose lessee/debtor, co-lessee/debtor or any guarantor has a credit rating on publicly traded or privately placed debt issues as rated by Moody’s or S&P for either Senior Unsecured debt, Long Term Issuer rating or Issuer rating that are in the tiers of ratings generally recognized by the investment community as constituting an Investment Grade credit rating; or, has been determined by the Manager to be an Investment Grade Equivalent or High Quality Corporate Credit per its Credit Policy or has a Not Rated internal rating by the Manager and the account is not considered by the Chief Credit Officer of the manager to fall into one of the three risk profiles below.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

5.  Provision for credit losses (continued):

Special Mention – Any traditional corporate type account with potential weaknesses (e.g. large net losses or major industry downturns) or, any growth capital account that has less than three months of cash as of the end of the calendar quarter to fund their continuing operations. These accounts deserve management’s close attention. If left uncorrected, those potential weaknesses may result in deterioration of the Fund’s receivable at some future date.

Substandard – Any account that is inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. Accounts that are so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Fund will sustain some loss as the likelihood of fully collecting all receivables may be questionable if the deficiencies are not corrected. Such accounts are on the Manager’s Credit Watch List.

Doubtful – Any account where the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Accordingly, an account that is so classified is on the Manager’s Credit Watch List, and has been declared in default and the Manager has repossessed, or is attempting to repossess, the equipment it financed. This category includes impaired notes and leases as applicable.

At December 31, 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable	Finance Leases
	2010	2010
Pass	$54	$243
Special mention	1,367	-
Substandard	73	-
Doubtful	-	-
Total	$1,494	$243

At December 31, 2010, net investment in financing receivables is aged as follows (in thousands):

			Greater			Total	Recorded Investment
	30-59 Days	60-89 Days	Than 90	Total Past		Financing	>90 Days and
	Past Due	Past Due	Days	Due	Current	Receivables	Accruing
Notes receivable	$116	$26	$-	$142	$1,352	$1,494	$-
Finance leases	-	-	-	-	243	243	-
Total	$116	$26	$-	$142	$1,595	$1,737	$-

The Company did not carry an impairment reserve on its financing receivables at both December 31, 2010 and 2009. As of the same dates, there were no accounts receivable related to net investments in financing receivables placed in non-accrual status.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

6.  Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2009	Reclassifications, Additions / Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2010
Net investment in operating leases	$24,174	$1,948	$(6,094)	$20,028
Net investment in direct financing leases	163	190	(110)	243
Assets held for sale or lease, net	383	(121)	-	262
Initial direct costs, net of accumulated amortization of $370 at December 31, 2010 and $414 at December 31, 2009	197	-	(115)	82
Total	$24,917	$2,017	$(6,319)	$20,615

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. In both 2010 and 2009, the Company deemed certain inventoried lease assets to be impaired. Accordingly, the Company recorded fair value adjustments of approximately $17 thousand and $245 thousand respectively, which reduced the cost basis of the assets.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $6.1 million and $7.8 million for the years ended December 31, 2010 and 2009, respectively.

All of the leased property was acquired during the years 2005 through 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2009	Additions	Reclassifications or Dispositions	Balance December 31, 2010
Materials handling	$15,873	$-	$(2,264)	$13,609
Transportation, rail	11,723	-	-	11,723
Transportation, other	11,059	-	(281)	10,778
Mining	-	2,893	-	2,893
Construction	2,982	-	(646)	2,336
Aviation	1,658	-	-	1,658
Marine vessels	1,415	-	-	1,415
Manufacturing	1,171	-	(218)	953
Logging and lumber	1,150	-	(369)	781
Research	725	-	(323)	402
Office furniture	146	-	-	146
	47,902	2,893	(4,101)	46,694
Less accumulated depreciation	(23,728)	(6,094)	3,156	(26,666)
Total	$24,174	$(3,201)	$(945)	$20,028

The average estimated residual value for assets on operating leases was 21% of the assets’ original cost at both December 31, 2010 and 2009.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

6.  Investments in equipment and leases, net (continued):

On April 30, 2009, a major lessee, Chrysler Corporation, filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 25% owned by Fiat. The new Chrysler has remitted payments relative to the affirmed leases. However, at December 31, 2010, the account remains on cash basis in accordance with Company policy as the short payment history of the new Chrysler does not yet substantiate its ability to maintain accounts current.

As of December 31, 2010, the total net investment in equipment underlying lease contracts placed in non-accrual status totaled $612 thousand, all of which was related to Chrysler. At December 31, 2009, net investment in equipment underlying lease contracts placed in non-accrual status approximated $1.7 million, of which $1.1 million was related to Chrysler. The related accounts receivable from such contracts approximated $33 thousand and $168 thousand at December 31, 2010 and 2009, respectively. The Company has certain other leases that have related receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status.

Direct financing leases:

As of December 31, 2010, investment in direct financing leases consists of materials handling and research equipment. At December 31, 2009, such investment consisted of materials handling equipment. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2010 and 2009 (in thousands):

	2010	2009
Total minimum lease payments receivable	$331	$180
Estimated residual values of leased equipment (unguaranteed)	51	35
Investment in direct financing leases	382	215
Less unearned income	(139)	(52)
Net investment in direct financing leases	$243	$163

There were no investment in direct financing lease assets in non-accrual status at December 31, 2010 and 2009.

At December 31, 2010, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2011	$4,981	$174	$5,155
2012	3,406	116	3,522
2013	2,513	41	2,554
2014	1,664	-	1,664
2015	677	-	677
	$13,241	$331	$13,572

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2010, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Costs reimbursed to Managing Member and/or affiliates	$477	$349
Asset management fees to Managing Member and/or affiliates	412	656
Acquisition and initial direct costs paid to Managing Member	176	5
	$1,065	$1,010

8.  Non-recourse debt:

At December 31, 2010 and 2009, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.33% to 6.14%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2010, gross lease rentals totaled approximately $8.8 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $12.4 million. The notes mature from 2011 through 2015.

The non-recourse debt does not contain any material financial covenants. The debt is secured by liens granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties' signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company's good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

8.  Non-recourse debt (continued):

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2011	$2,491	$353	$2,844
2012	1,890	245	2,135
2013	1,700	155	1,855
2014	1,313	73	1,386
2015	639	17	656
	$8,033	$843	$8,876

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

As of December 31, 2010 and 2009, borrowings under the facility were as follows (in thousands):

	2010	2009
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	-	-
Amounts borrowed by affiliated partnerships and limited liability
companies under the working capital, acquisition and warehouse facilities	(5,345)	(1,750)
Total remaining available under the working capital, acquisition
and warehouse facilities	$69,655	$73,250

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2010, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2010, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $16.4 million, 0.49 to 1, and 16.46 to 1, respectively, as of December 31, 2010. As such, as of December 31, 2010, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

9.  Borrowing facilities (continued):

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At both December 31, 2010 and 2009, the Company had no outstanding borrowings under the acquisition facility. The Company has repaid all outstanding borrowings under the acquisition facility during the second quarter of 2009. The weighted average interest rate on borrowings for 2009 was 2.42%.

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

As of December 31, 2010, the investment program participants were ATEL Capital Equipment Fund X, LLC, the Company and ATEL 12, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of December 31, 2010, borrowings of $4.8 million were outstanding under the Warehouse Facility. The Company’s maximum contingent obligation on the outstanding warehouse balance at December 31, 2010 was approximately $1.1 million. At December 31, 2009, there were no borrowings under the Warehouse Facility.

10. Commitments:

At December 31, 2010, the Company had commitments to purchase lease assets totaling approximately $1.2 million. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

11. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

11. Guarantees (continued):

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

12. Members’ capital:

As of December 31, 2010 and 2009, 5,209,307 and 5,210,507 Units were issued and outstanding. The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated sales of Units effective April 30, 2006.

The Company has the right, exercisable in the Manager’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given circumstances, in the event that the Manager deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled.  Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs. The Company repurchased 1,200 Units and 20,000 Units during the years ended December 31, 2010 and 2009, respectively.

During the years ended December 31, 2010 and 2009, distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2010	2009
Distributions	$4,819	$4,819
Weighted average number of Units outstanding	5,209,711	5,213,137
Weighted average distributions per Unit	$0.93	$0.92

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements (continued):

At December 31, 2010 and 2009, the Company had no assets or liabilities that require measurement at fair value on a recurring basis. However, at December 31, 2010 and 2009, the Company measured its impaired off-lease equipment, and an impaired investment security at fair value on a non-recurring basis. Such estimate of measurement methodology is as follows:

Impaired off-lease equipment

During 2010, the Company deemed certain off-lease equipment (assets) to be impaired. Accordingly, the Company recorded fair value adjustments of approximately $17 thousand which reduced the cost basis of the assets. Such fair value adjustments are non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired operating lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market. During 2009, fair value adjustments of approximately $245 thousand were recorded relative to impaired off-lease assets.

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At December 31, 2010, the Company deemed an investment security to be impaired and recorded a fair value adjustment of approximately $15 thousand which reduced the cost basis of the investment. Such fair value adjustment is non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired investment security is classified within Level 1 of the valuation hierarchy as the security is actively traded on the Canadian national exchange. Accordingly, there is sufficient trading frequency and volume to provide pricing information on an ongoing basis. The impaired security was disposed of in January 2011. During 2009, the Company recorded a fair value adjustment of approximately $50 thousand which reduced the cost basis of an investment security. Such impaired security was subsequently disposed of during the second quarter of 2009.

The following table presents the fair value measurement of the impaired equipment measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2010 and December 31, 2009 (in thousands):

	December 31, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis
Impaired off-lease equipment	$50	$-	$-	$50
Impaired investment securities	$41	$41	$-	$-

	December 31, 2009	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis
Impaired off-lease equipment	$384	$-	$-	$384

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

Investment in securities

The Company’s investment securities are not registered for public sale and are carried at cost which management believes approximates fair value, as appropriately adjusted for impairment.

Non-recourse debt

The fair value of the Company’s non-recourse debt is estimated using discounted cash flow analyses, based upon the current market borrowing rates for similar types of borrowing arrangements.

Commitments and Contingencies

Management has determined that no recognition for the fair value of the Company’s loan commitments is necessary because their terms are made on a market rate basis and require borrowers to be in compliance with the Company’s credit requirements at the time of funding.

The fair value of contingent liabilities (or guarantees) is not considered material because management believes there has been no event that has occurred wherein a guarantee liability has been incurred or will likely be incurred.

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of December 31, 2010 and 2009. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2010 and 2009 (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,992	$2,992	$3,654	$3,654
Notes receivable	1,495	1,495	2,570	2,570
Investment in securities	298	298	306	306

Financial liabilities:
Non-recourse debt	8,033	8,332	8,924	9,244

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A. CONTROLS AND PROCEDURES

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

The Company does not control the financial reporting process, and is solely dependent on the Management of the Managing Member, who is responsible for providing the Company with financial statements in accordance with generally accepted accounting principles in the United States. The Managing Member’s disclosure controls and procedures, as they are applicable to the Company, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2010. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2010. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 60, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 57, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 52, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2010.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Managing Member, AFS, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2010 and 2009 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data - Notes to Financial Statements - Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ASC, an affiliate of AFS. Through December 31, 2010, $4.7 million of such commissions had been paid to AFS or its affiliate. Of that amount, $3.9 million has been re-allowed to other broker/dealers.

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

Limitations on Fees

The Fund has adopted a single Asset Management Fee plus the Carried Interest as a means of compensating the Manager for sponsoring the Fund and managing its operations. While this compensation structure is intended to simplify management compensation for purposes of investor's understanding, state securities administrators use a more complicated compensation structure in their review of equipment program offerings in order to assure that those offerings are fair under the states' merit review guidelines. The total of all Front End Fees, the Carried Interest and the Asset Management Fee will be subject to the Asset Management Fee Limit in order to assure these state administrators that the Fund will not bear greater fees than permitted under the state merit review guidelines. The North American Securities Administrators Association, Inc. ("NASAA") is an organization of state securities administrators, those state government agencies responsible for qualifying securities offerings in their respective states. NASAA has established standards for the qualification of a number of different types of securities offerings and investment products, including its Statement of Policy on Equipment Programs (the "NASAA Equipment Leasing Guidelines"). Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines establish the standards for payment of reasonable carried interests, promotional interests and fees for equipment acquisition, management, resale and releasing services to equipment leasing program sponsors. Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines set the maximum compensation payable to the sponsor and its affiliates from an equipment leasing program such as the Fund. The Asset Management Fee Limit will equal the maximum compensation payable under Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines as in effect on the date of the Fund's prospectus (the "NASAA Fee Limitation"). Under the Asset Management Fee Limit, the Fund will calculate the maximum fees payable under the NASAA Fee Limitation and guarantee that the Asset Management Fee it will pay the Manager and its Affiliates, when added to its Carried Interest, will never exceed the fees and interests payable to a sponsor and its affiliates under the NASAA Fee Limitation.

Asset Management Fee Limit. The Asset Management Fee Limit will be calculated each year during the Fund's term by calculating the total fees that would be paid to the Manager if the Manager were to be compensated on the basis of the maximum compensation payable under the NASAA Fee Limitation, including the Manager's Carried Interest, as described below. To the extent that the amount paid as Front End Fees, the Asset Management Fee, and the Carried Interest for any year would cause the total fees to exceed the aggregate amount of fees calculated under the NASAA Fee Limitation for the year, the Asset Management Fee and/or Carried Interest for that year will be reduced to equal the maximum aggregate fees under the NASAA Fee Limitation. To the extent any such fees are reduced, the amount of such reduction will be accrued and deferred, and such accrued and deferred compensation would be paid to the Manager in a subsequent period, but only to the extent that the deferred compensation would be within the Asset Management Fee Limit for that later period. Any deferred fees that cannot be paid under the applicable limitations through the date of liquidation would be forfeited by the Manager at liquidation.

Under the NASAA Equipment Leasing Guidelines, the Fund is required to commit a minimum percentage of the Gross Proceeds to Investment in Equipment, calculated as the greater of: (i) 80% of the Gross Proceeds reduced by 0.0625% for each 1% of indebtedness encumbering the Fund's equipment; or (ii) 75% of such Gross Proceeds. The Fund intends to incur total indebtedness equal to 50% of the aggregate cost of its equipment. The Operating Agreement requires the Fund to commit at least 85.875% of the Gross Proceeds to Investment in Equipment. Based on the formula in the NASAA Guidelines, the Fund's minimum Investment in Equipment would equal 76.875% of Gross Proceeds (80% - [50% x .0625%] = 76.875%), and the Fund's minimum Investment in Equipment would therefore exceed the NASAA Fee Limitation minimum by 9%.

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

Upon completion of the offering of Units, final commitment of offering proceeds to acquisition of equipment and establishment of final levels of permanent portfolio debt, the Manager will calculate the maximum carried interest and promotional interest payable to the Manager and its Affiliates under the NASAA Fee Limitation and compare such total permitted fees to the total of the Asset Management Fee and Manager's Carried Interest. If and to the extent that the Asset Management Fee and Manager's Carried Interest would exceed the fees calculated under the NASAA Fee Limitation, the fees payable to the Manager and its Affiliates will be reduced by an amount sufficient to cause the total of such compensation to comply with the NASAA Fee Limitation. The adjusted Asset Management Fee Limit will then be applied to the Asset Management Fee and Carried Interest as described above. A comparison of the Front End Fees actually paid by the Fund and the NASAA Fee Limitation maximums will be repeated, and any required adjustments will be made, at least annually thereafter.

See Note 7 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for amounts paid.

Managing Member’s Interest in Operating Proceeds

AFS receives an allocation of all 7.5% of all Company net income, net loss and investment tax credits corresponding to its Carried Interest in Distributions and the remaining 92.5% is allocated among the Members. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2010 and 2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2010, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Liability Company Units	ATEL Capital Group	Initial Limited Liability	0.0004%

	600 California Street, 6th Floor	Company Units
	San Francisco, CA 94108	50 Units ($500)

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the last two years, the Company incurred audit and other fees with its principal auditors as follows (in thousands):

	2010	2009
Audit fees	$107	$110
Other	24	7
	$131	$117

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
Included in Part II of this report:
Report of Independent Registered Public Accounting Firm
Balance Sheets at December 31, 2010 and 2009
Statements of Income for the years ended December 31, 2010 and 2009
Statements of Changes in Members’ Capital for the years ended December 31, 2010 and 2009
Statements of Cash Flows for the years ended December 31, 2010 and 2009
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

Date: March 28, 2011

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash	President and Chief Executive Officer of	March 28, 2011
Dean L. Cash	ATEL Financial Services, LLC
(Managing Member)
/s/ Paritosh K. Choksi	Executive Vice President and Chief Financial Officer	March 28, 2011
Paritosh K. Choksi	and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)
/s/ Samuel Schussler	Vice President and Chief Accounting Officer of ATEL	March 28, 2011
Samuel Schussler	Financial Services, LLC (Managing Member)

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.