Form 10-Q
period 2011-03-31
ATEL Capital Equipment Fund XI, LLC
filed 2011-05-16
CIK 1297667

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2011

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

The number of Limited Liability Company Units outstanding as of April 30, 2011 was 5,209,307.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

MARCH 31, 2011 AND DECEMBER 31, 2010
(in thousands)
(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$2,628	$2,992
Accounts receivable, net of allowance for doubtful accounts of $60 as of March 31, 2011 and $24 as of December 31, 2010	452	351
Notes receivable, net of unearned interest income of $270 as of March 31, 2011 and $299 as of December 31, 2010	1,409	1,495
Investment in securities	203	298
Investments in equipment and leases, net of accumulated depreciation of $28,546 as of March 31, 2011 and $27,904 as of December 31, 2010	19,191	20,615
Prepaid expenses and other assets	17	20
Total assets	$23,900	$25,771
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$60	$198
Accrued distributions to Other Members	551	551
Other	299	228
Non-recourse debt	7,320	8,033
Unearned operating lease income	503	377
Total liabilities	8,733	9,387
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	15,167	16,384
Total Members’ capital	15,167	16,384
Total liabilities and Members’ capital	$23,900	$25,771

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(in thousands except for units and per unit data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Operating leases	$1,852	$1,952
Direct financing leases	27	25
Interest on notes receivable	29	57
Gain of sales of lease assets and early termination of notes	5	88
Gain on sales or dispositions of securities	7	2
Other	23	13
Total revenues	1,943	2,137
Expenses:
Depreciation of operating lease assets	1,301	1,579
Asset management fees to Managing Member	90	125
Acquisition expense	23	—
Cost reimbursements to Managing Member	120	132
Provision (reversal of provision) for doubtful accounts	36	(24)
Provision for losses on investment in securities	55	—
Amortization of initial direct costs	16	33
Interest expense	117	139
Professional fees	58	79
Outside services	8	15
Other	34	30
Total operating expenses	1,858	2,108
Other loss, net	—	(7)
Net income	$85	$22
Net income (loss):
Managing Member	$97	$97
Other Members	(12)	(75)
	$85	$22
Net loss per Limited Liability Company Unit (Other Members)	$(0.00)	$(0.01)
Weighted average number of Units outstanding	5,209,307	5,210,507

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE THREE MONTHS ENDED MARCH 31, 2011
(in thousands except for units and per unit data)
(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2009	5,210,507	$21,288	$—	$21,288
Repurchases of Units	(1,200)	(4)	—	(4)
Distributions to Other Members ($0.93 per Unit)	—	(4,819)	—	(4,819)
Distributions to Managing Member	—	—	(391)	(391)
Net (loss) income	—	(81)	391	310
Balance December 31, 2010	5,209,307	16,384	—	16,384
Distributions to Other Members ($0.23 per Unit)	—	(1,205)	—	(1,205)
Distributions to Managing Member	—	—	(97)	(97)
Net (loss) income	—	(12)	97	85
Balance March 31, 2011	5,209,307	$15,167	$—	$15,167

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$85	$22
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(5)	(88)
Depreciation of operating lease assets	1,301	1,579
Amortization of initial direct costs	16	33
Provision (reversal of provision) for doubtful accounts	36	(24)
Provision for losses on investment in securities	55	—
Gain on sales or dispositions of securities	(7)	(2)
Changes in operating assets and liabilities:
Accounts receivable	(137)	59
Prepaid expenses and other assets	3	4
Accounts payable, Managing Member	(138)	78
Accounts payable, other	71	30
Unearned operating lease income	126	247
Net cash provided by operating activities	1,406	1,938
Investing activities:
Purchase of securities	—	(6)
Proceeds from early termination of notes receivable	—	1
Proceeds from sales of lease assets	77	327
Principal payments received on direct financing leases	36	20
Proceeds from sales or dispositions of securities	47	2
Principal payments received on notes receivable	85	322
Net cash provided by investing activities	245	666
Financing activities:
Repayments under non-recourse debt	(713)	(924)
Distributions to Other Members	(1,205)	(1,205)
Distributions to Managing Member	(97)	(97)
Net cash used in financing activities	(2,015)	(2,226)
Net (decrease) increase in cash and cash equivalents	(364)	378
Cash and cash equivalents at beginning of period	2,992	3,654
Cash and cash equivalents at end of period	$2,628	$4,032
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$115	$143
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$551	$551
Distributions payable to Managing Member at period-end	$45	$45

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund XI, LLC (the “Company”) was formed under the laws of the State of California on June 25, 2004. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing, lending and sales activities. Also, from time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements. The Managing Member or Manager of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2025. Each Member’s personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and assets of the Company.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through June 2010 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of March 31, 2011, 5,209,307 Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, AFS receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 6). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

The Company’s unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2011 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2011 and 2010 and long-lived assets as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	For The Three Months Ended March 31,
	2011	% of Total	2010	% of Total
Revenue
United States	$1,765	91%	$1,947	91%
United Kingdom	178	9%	190	9%
Total International	178	9%	190	9%
Total	$1,943	100%	$2,137	100%

	As of March 31,		As of December 31,
	2011	% of Total	2010	% of Total
Long-lived assets
United States	$18,457	96%	$19,738	96%
United Kingdom	734	4%	877	4%
Total International	734	4%	877	4%
Total	$19,191	100%	$20,615	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Purchased securities
Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At March 31, 2011, the Company deemed an investment security to be impaired and recorded a fair value adjustment of approximately $55 thousand which reduced the cost basis of the investment. At December 31, 2010, the Company deemed an investment security to be impaired and recorded a fair value adjustment of approximately $15 thousand which reduced the cost basis of the investment. The impaired investment was subsequently disposed of in January 2011.

Warrants
Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value, as determined by the Managing Member, on the balance sheet as assets or liabilities. At March 31, 2011 and December 31, 2010, the Managing Member estimated the fair value of the warrants to be nominal in amount.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company had no foreign currency gain or loss during the three months ended March 31, 2011. By comparison, a net foreign currency loss of $7 thousand was recognized during the three months ended March 31, 2010.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies guidance on a creditor’s evaluation of whether it has granted a concession to a borrower and a creditor’s evaluation of whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, an entity should disclose the information required by Accounting Standards Codification paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The Company anticipates that adoption of this update will not have a material impact on its financial position or results of operations.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

3. Notes receivable:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable were generally up to 120 months and bear interest at rates ranging from 8.4% to 12.5%. The notes are secured by the equipment financed. The notes mature from 2011 through 2016.

As of December 31, 2010, two notes receivable with a combined net book value approximating $96 thousand were on non-accrual status and were considered impaired relative to their payment terms. Of these non-accrual status notes, a note for $73 thousand was restructured pursuant to a forbearance agreement at graduated default interest-only payment terms followed by a balloon payment of unpaid principal scheduled for October 2011. The default interest rates increase starts at 12.50% and graduate up to 18.00%. The remaining non-accrual note, for $23 thousand, was modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at the original rate of 11.58%. As of March 31, 2011, the aforementioned notes continue in non-accrual status and reflect a total principal balance outstanding of $92 thousand. Management has determined that no valuation adjustment is necessary as of the same date and is vigilant in taking appropriate steps to ensure collection of the outstanding non-accrual balances.

The minimum future payments receivable as of March 31, 2011 are as follows (in thousands):

Nine months ending December 31, 2011	$391
Year ending December 31, 2012	417
2013	295
2014	221
2015	166
2016	188
1,678
Less: portion representing unearned interest income	(270)
1,408
Unamortized initial direct costs	1
Notes receivable, net	$1,409

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
IDC amortization – notes receivable	$1	$1
IDC amortization – lease assets	15	32
Total	$16	$33

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

Accounts Receivable Allowance for Doubtful Accounts
Balance December 31, 2009	$209
Reversal of provision for credit losses	(18)
(Charge-offs)/adjustments	(167)
Balance December 31, 2010	24
Provision for losses	36
Balance March 31, 2011	$60

At March 31, 2011 and December 31, 2010, the allowance for doubtful accounts represents reserves against operating lease receivables and certain financing receivables that were deemed impaired but did not require impairment valuation adjustments.

As of March 31, 2011 and December 31, 2010, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded net investment in financing receivables were as follows (in thousands):

March 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables, net:
Ending balance	$1,409[1]	$262	$1,671
Ending balance: individually evaluated for impairment	$1,409	$262	$1,671
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $1 of unamortized initial direct costs.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses: - (continued)

December 31, 2010	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables, net:
Ending balance, December 31, 2010	$1,495[2]	$243	$1,738
Ending balance: individually evaluated for impairment	$1,495	$243	$1,738
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $1 of unamortized initial direct costs.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses: - (continued)

At March 31, 2011 and December 31, 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Pass	$43	$54	$262	$243
Special mention	1,296	1,367	—	—
Substandard	69	73	—	—
Doubtful	—	—	—	—
Total	$1,408	$1,494	$262	$243

At March 31, 2011 and December 31, 2010, net investment in financing receivables is aged as follows (in thousands):

March 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,408	$1,408	$—
Finance leases	61	—	24	85	177	262	24
Total	$61	$—	$24	$85	$1,585	$1,670	$24

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$116	$26	$—	$142	$1,352	$1,494	$—
Finance leases	—	—	—	—	243	243	—
Total	$116	$26	$—	$142	$1,595	$1,737	$—

The Company did not carry an impairment reserve on its financing receivables at March 31, 2011 and December 31, 2010. At March 31, 2011, accounts receivable related to certain net investments in financing receivables past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above.

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications & Additions / Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2011
Net investment in operating leases	$20,028	$(183)	$(1,301)	$18,544
Net investment in direct financing leases	243	54	(35)	262
Assets held for sale or lease, net	262	57	—	319
Initial direct costs, net of accumulated amortization of $172 at March 31, 2011 and $370 at December 31, 2010	82	—	(16)	66
Total	$20,615	$(72)	$(1,352)	$19,191

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. No impairment losses were recorded during the three months ended March 31, 2011 and 2010.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $1.3 million and $1.6 million for the respective three months ended March 31, 2011 and 2010.

All of the leased property was acquired during the years 2005 through 2010.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance March 31, 2011
Materials handling	$13,609	$—	$(493)	$13,116
Transportation, rail	11,723	—	—	11,723
Transportation, other	10,778	—	—	10,778
Mining	2,893	—	—	2,893
Construction	2,336	—	—	2,336
Aviation	1,658	—	—	1,658
Marine vessels	1,415	—	—	1,415
Manufacturing	953	—	—	953
Logging and lumber	781	—	—	781
Office furniture	146	—	—	146
Research	402	—	(402)	—
	46,694	—	(895)	45,799
Less accumulated depreciation	(26,666)	(1,301)	712	(27,255)
Total	$20,028	$(1,301)	$(183)	$18,544

The average estimated residual value for assets on operating leases was 22% and 21% of the assets’ original cost at March 31, 2011 and December 31, 2010, respectively.

On April 30, 2009, a major lessee, Chrysler Corporation, filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler — its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers — from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 25% owned by Fiat. The new Chrysler has remitted payments relative to the affirmed leases. However, at March 31, 2011, the account remains on cash basis in accordance with Company policy as the payment history of the new Chrysler does not yet substantiate its ability to maintain accounts current. At April 1, 2011, Chrysler accounts were returned to accrual status.

As of March 31, 2011 and December 31, 2010, the total net investment in equipment underlying lease contracts placed in non-accrual status totaled $535 thousand and $612 thousand, respectively. The related accounts receivable from such contracts approximated $55 thousand and $33 thousand at March 31, 2011 and December 31, 2010, respectively. The Company has certain other leases that have related accounts receivables

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

Direct financing leases:

As of March 31, 2011, investment in direct financing leases consists of research, materials handling, and manufacturing equipment. At December 31, 2010, such investment consisted of materials handling and research equipment. The following lists the components of the Company’s investment in direct financing leases as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Total minimum lease payments receivable	$337	$331
Estimated residual values of leased equipment (unguaranteed)	38	51
Investment in direct financing leases	375	382
Less unearned income	(113)	(139)
Net investment in direct financing leases	$262	$243

There were no investment in direct financing lease assets in non-accrual status at March 31, 2011 and December 31, 2010. At March 31, 2011, the Company has a direct financing lease that has a related receivable aged 90 days or more that has not been placed on non-accrual status. In accordance with Company policy, such receivable is fully reserved.

At March 31, 2011, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2011	$3,564	$174	$3,738
Year ending December 31, 2012	3,406	122	3,528
2013	2,513	41	2,554
2014	1,664	—	1,664
2015	677	—	677
	$11,824	$337	$12,161

6. Related party transactions:

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as managed assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of March 31, 2011, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows during each of the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Costs reimbursed to Managing Member and/or affiliates	$120	$132
Asset management fees to Managing Member and/or affiliates	90	125
Acquisition and initial direct costs paid to Managing Member	23	—
	$233	$257

7. Non-recourse debt:

At March 31, 2011, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.33% to 5.95%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2011, gross lease rentals totaled approximately $8.0 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $10.2 million. The notes mature from 2011 through 2015.

The non-recourse debt does not contain any material financial covenants. The debt is secured by liens granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2011	$1,778	$256	$2,034
Year ending December 31, 2012	1,890	246	2,136
2013	1,699	155	1,854
2014	1,313	73	1,386
2015	640	16	656
	$7,320	$746	$8,066

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

As of March 31, 2011 and December 31, 2010, borrowings under the facility were as follows (in thousands):

	March 31, 2011	December 31, 2010
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	(500)	(5,345)
Total remaining available under the working capital, acquisition and warehouse facilities	$74,500	$69,655

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2011, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $15.2 million, 0.48 to 1, and 14.79 to 1, respectively, as of March 31, 2011. As such, as of March 31, 2011, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At both March 31, 2011 and December 31, 2010, the Company had no outstanding borrowings under the acquisition facility.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

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

As of March 31, 2011, the investment program participants were ATEL Capital Equipment Fund X, LLC, the Company and ATEL 12, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of March 31, 2011, there were no borrowings under the Warehouse Facility. As of December 31, 2010, borrowings of $4.8 million were outstanding under the Warehouse Facility. The Company’s maximum contingent obligation on the outstanding warehouse balance at December 31, 2010 was approximately $1.1 million.

9. Commitments:

At March 31, 2011, the Company had commitments to purchase lease assets totaling approximately $1.2 million. This amount represents contract awards which may be canceled by the prospective lessee or may not be accepted by the Company. There were no cancellations subsequent to year-end.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Members’ capital:

A total of 5,209,307 Units were issued and outstanding as of March 31, 2011 and December 31, 2010. The Fund was authorized to issue up to 15,000,000 Units. The Company terminated sales of Units effective April 30, 2006.

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

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2011	2010
Distributions	$1,205	$1,205
Weighted average number of Units outstanding	5,209,307	5,210,507
Weighted average distributions per Unit	$0.23	$0.23

12. Fair value measurements:

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

Level 3 – Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company`s own estimates of assumptions that market participants would use in pricing the asset or liability.

At March 31, 2011 and December 31, 2010, the Company had no assets or liabilities that require measurement at fair value on a recurring basis. However, at March 31, 2011, the Company measured an impaired investment security at fair value on a non-recurring basis. At December 31, 2010, the Company measured certain impaired off-lease equipment, and an impaired investment security at fair value on a non-recurring basis. Such estimate of measurement methodology is as follows:

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

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

At March 31, 2011, the Company deemed an investment security to be impaired and recorded a fair value adjustment of approximately $55 thousand which reduced the cost basis of the investment. The non-recurring fair value adjustment was based on an approximate 87% reduction in valuation as determined by investee cash burn and potential for additional venture investors. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired investment security is classified within Level 3 of the valuation hierarchy due to the significant inputs that are unobservable in the market.

At December 31, 2010, the Company recorded a non-recurring fair value adjustment of approximately $15 thousand. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired investment security is classified within Level 1 of the valuation hierarchy as the security is actively traded on the Canadian national exchange. Accordingly, there is sufficient trading frequency and volume to provide pricing information on an ongoing basis. The impaired security was disposed of in January 2011.

Impaired off-lease equipment

At December 31, 2010, the Company deemed certain off-lease equipment (assets) to be impaired. Accordingly, the Company recorded fair value adjustments of approximately $17 thousand which reduced the cost basis of the assets. Such fair value adjustments are non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired operating lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market. There was no impaired equipment at March 31, 2011.

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis
Impaired investment securities	$8	$—	$—	$8

	December 31, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis
Impaired off-lease equipment	$50	$—	$—	$50
Impaired investment securities	$41	$41	$—	$—

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of March 31, 2011 and December 31, 2010. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following table presents estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,628	$2,628	$2,992	$2,992
Notes receivable	1,409	1,409	1,495	1,495
Investment in securities	203	203	298	298
Financial liabilities:
Non-recourse debt	7,320	7,563	8,033	8,332

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

Results of Operations

The three months ended March 31, 2011 versus the three months ended March 31, 2010

The Company had net income of $85 thousand and $22 thousand for the three months ended March 31, 2011 and 2010, respectively. Results for the first quarter of 2011 reflect a decrease in total operating expenses offset, in part, by a reduction in total revenues when compared with results for the prior year period.

Revenues

Total revenues for the first quarter of 2011 declined by $194 thousand, or 9%, as compared to the prior year period. The net reduction in total revenues was largely attributable to decreases in operating lease revenues, gain on sale of assets and early termination of notes, and interest income on notes receivable offset, in part, by a favorable change in other revenue.

Total operating lease revenues declined by $100 thousand primarily due to continued run-off and sales of lease assets. Gain on sale of assets and early termination of notes decreased by $83 thousand primarily due to a decline in the number of assets sold during the first quarter of 2011 as compared to the prior year period. Likewise, interest income on the notes receivable decreased by $28 thousand largely as a result of continued run-off of the notes receivable portfolio.

Partially offsetting the aforementioned decreases in revenues was a $10 thousand increase in other revenue, which increased largely due to additional billings for excess wear and tear on returned equipment.

Expenses

Total expenses for the first quarter of 2011 decreased by $250 thousand, or 12%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in depreciation expense, asset management fees paid to AFS, interest expense, professional fees and amortization of initial direct costs related to asset purchases offset, in part, by increases in the provision for doubtful accounts, the provision for losses on investment securities and acquisition expense.

Depreciation expense for the first quarter of 2011 decreased by $278 thousand, or 18%, as compared to the prior year period, largely due to run-off and sales of lease assets. Asset management fees paid to AFS decreased by $35 thousand largely due to the continued decline in managed assets and related rents resulting from lease asset dispositions. Interest expense declined by $22 thousand largely as a result of continued scheduled payments of outstanding debt offset, in part, by an approximate $2.3 million of new non-recourse debt added during the fourth quarter of 2010 of which the proceeds were used to purchase lease assets.

Moreover, professional fees was lower by $21 thousand mainly due to a period over period decline in audit fees; and, amortization of initial direct costs related to asset purchases decreased by $17 thousand largely due to a reduction in capitalized acquisition costs.

The aforementioned decreases in expenses were partially offset by increases in the provision for doubtful accounts, the provision for losses on investment securities and acquisition expense totaling $60 thousand, $55 thousand and $23 thousand, respectively. The net increase in the provision for doubtful accounts was a result of a $36 thousand first quarter 2011 provision relative to certain delinquent receivables coupled with a $24 thousand first quarter 2010 reversal of a prior period provision. The increase in the provision for losses on investment securities reflects an approximate 87% reduction in valuation of an equity investment as determined by investee cash burn and potential for additional venture investors; and, the increase in acquisition expense reflects allocated costs related to business development efforts.

Other loss, net

The Company recorded other loss, net totaling $7 thousand for the three months ended March 31, 2010 related to losses from foreign currency transactions. There were no such foreign currency gains or losses for the current year quarter.

The foreign currency loss recognized in the prior year quarter was a result of the weakness of the U.S. currency against the British pound, which comprises the majority of the Company’s foreign currency transactions.

Capital Resources and Liquidity

At March 31, 2011 and December 31, 2010, the Company’s cash and cash equivalents totaled $2.6 million and $3.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$1,406	$1,938
Investing activities	245	666
Financing activities	(2,015)	(2,226)
Net (decrease) increase in cash and cash equivalents	$(364)	$378

Operating Activities

Cash provided by operating activities during the first quarter of 2011 decreased by $532 thousand, or 27%, as compared to the prior year period. The net decrease in cash flow was mainly attributable to higher receivables, lower liabilities, a decline in unearned income and a period over period reduction in net operating results.

The higher receivables balance was largely a result of increased billings accrued at the end of the current year quarter. The decline in liabilities was mainly a result of increased payments made to AFS; and, unearned income declined due a lower amount of prepaid rents received during the current year quarter.

Investing Activities

Net cash provided by investing activities during the first quarter of 2011 decreased by $421 thousand, or 63%, as compared to the prior year period. The net decrease in cash flow was largely due to a decline in proceeds from sales of lease assets and early termination of notes receivable and a reduction in principal payments received on notes receivable offset, in part, by an increase in proceeds from sales of investment securities.

The decrease in proceeds from sales of lease assets and early termination of notes reduced cash flow by $251 thousand and was primarily attributable to a period over period decrease in the number of assets sold. Likewise, the decrease in principal payments received on notes receivable reduced cash flow by $237 thousand and was mainly a result of continued run-off of the notes receivable portfolio.

As a partial offset to the aforementioned decreases in cash flow, proceeds from sales of investment securities increased by $45 thousand, reflecting the sale of two equity investments during the current year quarter.

Financing Activities

Net cash used in financing activities during the first quarter of 2011 decreased by $211 thousand, or 9%, as compared to the prior year period. The net decrease in cash used (increase in cash flow) reflects a period over period reduction in scheduled payments of non-recourse debt.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company and affiliates were in compliance with all covenants under the Credit Facility as of March 31, 2011. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The material financial covenants are summarized as follows:

Minimum Tangible Net Worth:  $10 million
Leverage Ratio (leverage to Tangible Net Worth):  Not to exceed 1.25 to 1
Collateral Value:  Collateral value under the Warehouse Facility must be no less than the outstanding borrowings under that facility.
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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of March 31, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $15.2 million, 0.48 to 1, and 14.79 to 1, respectively, as of March 31, 2011. As such, as of March 31, 2011, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of EBITDA to net income for the three months ended March 31, 2011 (in thousands):

Net income – GAAP basis	$85
Interest expense	117
Depreciation and amortization	1,301
Amortization of initial direct costs	16
Provision for credit losses	36
Provision for losses on investment securities	55
Principal payments received on direct finance leases	36
Principal payments received on notes receivable	85
EBITDA (for Credit Facility financial covenant calculation only)	$1,731

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

Non-Recourse Long-Term Debt

As of March 31, 2011, the Company had non-recourse long-term debt totaling $7.3 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. Additional distributions have been consistently made through March 31, 2011.

Other

Due to the bankruptcy of a major lessee, Chrysler Corporation, the Company, in accordance with its accounting policy for allowance for doubtful accounts, has placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. The Company also considered the equipment underlying the lease contracts for impairment and believes that such equipment is not impaired as of March 31, 2011. At March 31, 2011, the net book value of such equipment was approximately $535 thousand. The new Chrysler has remitted payments relative to the affirmed leases. However, at March 31, 2011, the account remains on cash basis in accordance with Company policy as the payment history of the new Chrysler does not yet substantiate its ability to maintain accounts current. At April 1, 2011, Chrysler accounts were returned to accrual status.

As of March 31, 2011 and December 31, 2010, the total net investment in equipment underlying lease contracts placed in non-accrual status totaled $535 thousand and $612 thousand, respectively, all of which were related to Chrysler. The related accounts receivable from such contracts approximated $55 thousand and $33 thousand at March 31, 2011 and December 31, 2010, respectively. As of the same dates, management has concluded that the status of these leases will not have a material impact on either of the Company’s capital resources or liquidity. As of March 31, 2011 and December 31, 2010, the Company has certain other leases that have related receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2011, the Company had commitments to purchase lease assets totaling approximately $1.2 million (see Note 9, Commitments, as set forth in Part I, Item 1, Financial Statements (Unaudited)).

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements, Summary of significant accounting policies, as set forth in Part I, Item 1, Financial Statements (Unaudited).

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to the Company’s critical accounting policies since December 31, 2010.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Item 4. [Removed and Reserved].

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

Date: May 16, 2011

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