Form 10-Q
period 2011-06-30
ATEL Capital Equipment Fund XI, LLC
filed 2011-08-11
CIK 1297667

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2011

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

The number of Limited Liability Company Units outstanding as of July 31, 2011 was 5,209,307.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

JUNE 30, 2011 AND DECEMBER 31, 2010
(in thousands)
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$2,424	$2,992
Accounts receivable, net of allowance for doubtful accounts of $70 as of June 30, 2011 and $24 as of December 31, 2010	331	351
Notes receivable, net of unearned interest income of $243 as of June 30, 2011 and $299 as of December 31, 2010	1,321	1,495
Investment in securities	200	298
Investments in equipment and leases, net of accumulated depreciation of $28,674 as of June 30, 2011 and $27,904 as of December 31, 2010	19,069	20,615
Prepaid expenses and other assets	11	20
Total assets	$23,356	$25,771
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$87	$198
Accrued distributions to Other Members	551	551
Other	1,493	228
Non-recourse debt	6,735	8,033
Unearned operating lease income	304	377
Total liabilities	9,170	9,387
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	14,186	16,384
Total Members’ capital	14,186	16,384
Total liabilities and Members’ capital	$23,356	$25,771

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(in thousands except for units and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Operating leases	$1,786	$2,192	$3,638	$4,144
Direct financing leases	27	37	54	62
Interest on notes receivable	26	43	55	100
(Loss) gain of sales of lease assets and early termination of notes	(6)	8	(1)	96
Gain on sales or dispositions of securities	25	14	32	16
Other	2	23	25	36
Total revenues	1,860	2,317	3,803	4,454
Expenses:
Depreciation of operating lease assets	1,092	1,532	2,393	3,111
Asset management fees to Managing Member	87	98	177	223
Acquisition expense	20	—	43	—
Cost reimbursements to Managing Member	114	123	234	255
Provision (reversal of provision) for credit losses	10	—	46	(24)
Impairment losses on equipment	37	17	37	17
Provision for losses on investment in securities	2	—	57	—
Amortization of initial direct costs	10	29	26	62
Interest expense	107	123	224	262
Professional fees	16	53	74	132
Outside services	7	31	15	46
Other	37	40	71	70
Total operating expenses	1,539	2,046	3,397	4,154
Other income, net	—	22	—	15
Net income	$321	$293	$406	$315
Net income:
Managing Member	$98	$98	$195	$195
Other Members	223	195	211	120
	$321	$293	$406	$315
Net income per Limited Liability Company Unit (Other Members)	$0.04	$0.04	$0.04	$0.02
Weighted average number of Units outstanding	5,209,307	5,209,742	5,209,307	5,210,122

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2011
(in thousands except for units and per unit data)
(Unaudited)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2009	5,210,507	$21,288	$—	$21,288
Repurchases of Units	(1,200)	(4)	—	(4)
Distributions to Other Members ($0.93 per Unit)	—	(4,819)	—	(4,819)
Distributions to Managing Member	—	—	(391)	(391)
Net (loss) income	—	(81)	391	310
Balance December 31, 2010	5,209,307	16,384	—	16,384
Distributions to Other Members ($0.46 per Unit)	—	(2,409)	—	(2,409)
Distributions to Managing Member	—	—	(195)	(195)
Net income	—	211	195	406
Balance June 30, 2011	5,209,307	$14,186	$—	$14,186

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2011 AND 2010
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating activities:
Net income	$321	$293	$406	$315
Adjustment to reconcile net income to cash provided by operating activities:
Loss (gain) on sales of lease assets and early termination of notes	6	(8)	1	(96)
Depreciation of operating lease assets	1,092	1,532	2,393	3,111
Amortization of initial direct costs	10	29	26	62
Impairment losses on equipment	37	17	37	17
Provision (reversal of provision) for credit losses	10	—	46	(24)
Provision for losses on investment in securities	2	—	57	—
Gain on sales or dispositions of securities	(25)	(14)	(32)	(16)
Changes in operating assets and liabilities:
Accounts receivable	111	(77)	(26)	(18)
Prepaid expenses and other assets	6	24	9	28
Accounts payable, Managing Member	27	(29)	(111)	49
Accounts payable, other	(30)	(80)	41	(50)
Unearned operating lease income	(199)	(127)	(73)	120
Net cash provided by operating activities	1,368	1,560	2,774	3,498
Investing activities:
Purchase of securities	—	(1)	—	(7)
Proceeds from sales of lease assets and early termination of notes	143	253	220	581
Principal payments received on direct financing leases	58	28	94	48
Proceeds from sales or dispositions of securities	25	14	72	16
Principal payments received on notes receivable	89	266	174	588
Net cash provided by investing activities	315	560	560	1,226
Financing activities:
Repayments under non-recourse debt	(585)	(774)	(1,298)	(1,698)
Distributions to Other Members	(1,204)	(1,205)	(2,409)	(2,410)
Distributions to Managing Member	(98)	(98)	(195)	(195)
Repurchases of Units	—	(4)	—	(4)
Net cash used in financing activities	(1,887)	(2,081)	(3,902)	(4,307)
Net (decrease) increase in cash and cash equivalents	(204)	39	(568)	417
Cash and cash equivalents at beginning of period	2,628	4,032	2,992	3,654
Cash and cash equivalents at end of period	$2,424	$4,071	$2,424	$4,071
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$109	$127	$224	$270
Cash paid during the period for taxes	$29	$39	$29	$39
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$551	$551	$551	$551
Distributions payable to Managing Member at period-end	$45	$45	$45	$45
Purchases of equipment on operating leases	$1,224	$—	$1,224	$—

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through June 2010 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of June 30, 2011, 5,209,307 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2011 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2011 and 2010 and long-lived assets as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	For The Six Months Ended June 30,
	2011	% of Total	2010	% of Total
Revenue
United States	$3,481	92%	$4,096	92%
United Kingdom	322	8%	358	8%
Total International	322	8%	358	8%
Total	$3,803	100%	$4,454	100%

	As of June 30,		As of December 31,
	2011	% of Total	2010	% of Total
Long-lived assets
United States	$18,465	97%	$19,738	96%
United Kingdom	604	3%	877	4%
Total International	604	3%	877	4%
Total	$19,069	100%	$20,615	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. At June 30, 2011, the Company deemed an investment security to be impaired and recorded a fair value adjustment of approximately $2 thousand which reduced the cost basis of the investment. Such adjustment was in addition to an approximate $55 thousand

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

fair value adjustment recorded at March 31, 2011. At December 31, 2010, the Company deemed an investment security to be impaired and recorded a fair value adjustment of approximately $15 thousand which reduced the cost basis of the investment. The impaired investment was subsequently disposed of in January 2011.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value, as determined by the Managing Member, on the balance sheet as assets or liabilities. At June 30, 2011 and December 31, 2010, the Managing Member estimated the fair value of the warrants to be nominal in amount. The Company recognized gains on the net exercise of certain warrants totaling $25 thousand and $14 thousand for the respective three months ended June 30, 2011 and 2010, and $32 thousand and $16 thousand for the respective six months ended June 30, 2011 and 2010.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company had gross foreign currency gains totaling $37 thousand and $83 thousand for the respective three and six months ended June 30, 2011. Such gains were fully offset by foreign currency losses of approximately the same amounts during the same respective periods. By comparison, the Company recognized net foreign currency gains of $22 thousand and $15 thousand for the respective three and six months ended June 30, 2010.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In May 2011, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first reporting annual period beginning after December 15, 2011 and shall be applied prospectively. The Company anticipates that adoption of this update will not have a material impact on its financial position or results of operations.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies guidance on a creditor’s evaluation of whether it has granted a concession to a borrower and a creditor’s evaluation of whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, an entity should disclose the information required by Accounting Standards Codification paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The Company anticipates that adoption of this update will not have a material impact on its financial position or results of operations.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

restructuring will then be coordinated. The guidance will be effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

3. Notes receivable:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable were generally up to 120 months and bear interest at rates ranging from 8.4% to 12.0%. The notes are secured by the equipment financed. The notes mature from 2011 through 2016.

As of December 31, 2010, two notes receivable with a combined net book value approximating $96 thousand were on non-accrual status and were considered impaired relative to their payment terms. Of these non-accrual status notes, a note for $73 thousand was restructured pursuant to a forbearance agreement at graduated default interest-only payment terms followed by a balloon payment of unpaid principal scheduled for October 2011. The default interest rates increase starts at 12.5% and graduate up to 18.00%. The remaining non-accrual note, for $23 thousand, was modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at the original rate of 11.58%. As of June 30, 2011, the aforementioned notes continue in non-accrual status and reflect principal balances outstanding of $66 thousand and $22 thousand, respectively. However, as of the same date, such notes were current with respect to their restructured terms. Management has determined that no valuation adjustment is necessary as of the same date and is vigilant in taking appropriate steps to ensure collection of the outstanding non-accrual balances.

The minimum future payments receivable as of June 30, 2011 are as follows (in thousands):

Six months ending December 31, 2011	$277
Year ending December 31, 2012	417
2013	295
2014	221
2015	166
2016	187
1,563
Less: portion representing unearned interest income	(243)
1,320
Unamortized initial direct costs	1
Notes receivable, net	$1,321

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
IDC amortization – notes receivable	$—	$—	$1	$1
IDC amortization – lease assets	10	29	25	61
Total	$10	$29	$26	$62

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2009	$—	$—	$209	$—	$—	$209
Provision (reversal of provision) for credit losses	6	—	(24)			(18)
(Charge-offs)/adjustments	—	—	(167)	—	—	(167)
Balance December 31, 2010	6	—	18	—	—	24
(Reversal of provision) provision for credit losses	(6)	1	51	—	—	46
Balance June 30, 2011	$—	$1	$69	$—	$—	$70

Accounts Receivable

Accounts receivable represent the amounts billed under operating and direct financing lease contracts, and notes receivable which are currently due to the Company.

Allowances for doubtful accounts are typically established based upon their aging and historical charge off and collection experience and the creditworthiness of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received. Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease or note payments outstanding less than 90 days. Based upon management’s judgment, such leases or notes may be placed in non-accrual status. Leases or notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, all payments received are applied only against outstanding principal balances.

Financing Receivables

In addition to the allowance established for delinquent accounts receivable, the total allowance related solely to financing receivables also includes anticipated impairment charges on notes receivable and direct financing leases.

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

The asset underlying a direct financing lease contract is considered impaired if the estimated undiscounted future cash flows of the asset are less than its net book value. The estimated undiscounted future cash flows are the sum of the estimated residual value of the asset at the end of the asset’s expected holding period and estimates of undiscounted future rents. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the market place are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly.

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

As of June 30, 2011 and December 31, 2010, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded net investment in financing receivables were as follows (in thousands):

June 30, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables, net:
Ending balance	$1,321[1]	$285	$1,606
Ending balance: individually evaluated for impairment	$1,321	$285	$1,606
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $1 of unamortized initial direct costs.

December 31, 2010	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables, net:
Ending balance	$1,495[2]	$243	$1,738
Ending balance: individually evaluated for impairment	$1,495	$243	$1,738
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[2]	Includes $1 of unamortized initial direct costs.

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

At June 30, 2011 and December 31, 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Pass	$8	$54	$217	$243
Special mention	1,246	1,367	68	—
Substandard	66	73	—	—
Doubtful	—	—	—	—
Total	$1,320	$1,494	$285	$243

At June 30, 2011 and December 31, 2010, net investment in financing receivables is aged as follows (in thousands):

June 30, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,320	$1,320	$—
Finance leases	—	44	22	66	219	285	22
Total	$—	$44	$22	$66	$1,539	$1,605	$22

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$116	$26	$—	$142	$1,352	$1,494	$—
Finance leases	—	—	—	—	243	243	—
Total	$116	$26	$—	$142	$1,595	$1,737	$—

The Company did not carry an impairment reserve on its financing receivables at June 30, 2011 and December 31, 2010. As discussed in Note 3, there were two notes in non-accrual status as of June 30, 2011 and December 31, 2010. Such notes were considered impaired relative to their payment terms; however, as of the same dates, such notes were current with respect to their restructured terms. Management has determined that no valuation adjustment is currently necessary.

At June 30, 2011, certain net investments in financing receivables with related accounts receivable past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above. At December 31, 2010, there were no accounts receivable related to net investments in financing receivables placed in non-accrual status.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications, Additions / Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2011
Net investment in operating leases	$20,028	$959	$(2,393)	$18,594
Net investment in direct financing leases	243	136	(94)	285
Assets held for sale or lease, net	262	(129)	—	133
Initial direct costs, net of accumulated amortization of $179 at June 30, 2011 and $370 at December 31, 2010	82	—	(25)	57
Total	$20,615	$966	$(2,512)	$19,069

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the three months ended June 30, 2011 and 2010, the Company deemed certain off-lease assets to be impaired, and accordingly, recorded fair value adjustments of $37 thousand and $17 thousand, respectively, which reduced the cost basis of such assets. No impairment losses were recorded during the three months ended March 31, 2011 and 2010.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $1.1 million and $1.5 million for the respective three months ended June 30, 2011 and 2010, and was approximately $2.4 million and $3.1 million for the respective six months ended June 30, 2011 and 2010.

All of the leased property was acquired during the years 2005 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance June 30, 2011
Materials handling	$13,609	$—	$(786)	$12,823
Transportation, other	10,778	1,224	—	12,002
Transportation, rail	11,723	—	—	11,723
Mining	2,893	—	—	2,893
Construction	2,336	—	—	2,336
Aviation	1,658	—	—	1,658
Marine vessels	1,415	—	—	1,415
Manufacturing	953	—	—	953
Logging and lumber	781	—	—	781
Office furniture	146	—	—	146
Research	402	—	(401)	1
	46,694	1,224	(1,187)	46,731
Less accumulated depreciation	(26,666)	(2,393)	922	(28,137)
Total	$20,028	$(1,169)	$(265)	$18,594

The average estimated residual value for assets on operating leases was 22% and 21% of the assets’ original cost at June 30, 2011 and December 31, 2010, respectively.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

On April 30, 2009, a major lessee, Chrysler Corporation, filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler — its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers — from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 46% owned by Fiat. The new Chrysler has remitted payments relative to the affirmed leases. At April 1, 2011, Chrysler accounts were returned to accrual status.

As of June 30, 2011, there were no lease contracts placed in non-accrual status. At December 31, 2010, the total net investment in equipment underlying lease contracts placed in non-accrual status totaled $612 thousand. Such contracts had related accounts receivable approximating $33 thousand at December 31, 2010. The Company has certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

Direct financing leases:

As of June 30, 2011, investment in direct financing leases consists of research, materials handling, and manufacturing equipment. At December 31, 2010, such investment consisted of materials handling and research equipment. The following lists the components of the Company’s investment in direct financing leases as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Total minimum lease payments receivable	$334	$331
Estimated residual values of leased equipment (unguaranteed)	45	51
Investment in direct financing leases	379	382
Less unearned income	(94)	(139)
Net investment in direct financing leases	$285	$243

There were no investments in direct financing lease assets in non-accrual status at June 30, 2011 and December 31, 2010. At June 30, 2011, the Company has a direct financing lease that has a related receivable aged 90 days or more that has not been placed on non-accrual status. In accordance with Company policy, such receivable is fully reserved.

At June 30, 2011, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2011	$2,380	$127	$2,507
Year ending December 31, 2012	3,551	163	3,714
2013	2,513	44	2,557
2014	1,664	—	1,664
2015	677	—	677
	$10,785	$334	$11,119

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of June 30, 2011, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows during each of the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Costs reimbursed to Managing Member and/or affiliates	$114	$123	$234	$255
Asset management fees to Managing Member and/or affiliates	87	98	177	223
Acquisition and initial direct costs paid to Managing Member	20	—	43	—
	$221	$221	$454	$478

7. Non-recourse debt:

At June 30, 2011, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.33% to 5.95%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2011, gross lease rentals totaled approximately $7.3 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $9.6 million. The notes mature from 2011 through 2015.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2011	$1,194	$165	$1,359
Year ending December 31, 2012	1,890	246	2,136
2013	1,699	155	1,854
2014	1,313	73	1,386
2015	639	17	656
	$6,735	$656	$7,391

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

As of June 30, 2011 and December 31, 2010, borrowings under the facility were as follows (in thousands):

	June 30, 2011	December 31, 2010
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	—	(5,345)
Total remaining available under the working capital, acquisition and warehouse facilities	$75,000	$69,655

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2011, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of June 30, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $14.2 million, 0.47 to 1, and 15.43 to 1, respectively, as of June 30, 2011. As such, as of June 30, 2011, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At both June 30, 2011 and December 31, 2010, the Company had no outstanding borrowings under the acquisition facility.

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

As of June 30, 2011, the investment program participants were ATEL Capital Equipment Fund X, LLC, the Company, ATEL 12, LLC and ATEL 14, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of June 30, 2011, there were no borrowings under the Warehouse Facility. As of December 31, 2010, borrowings of $4.8 million were outstanding under the Warehouse Facility. The Company’s maximum contingent obligation on the outstanding warehouse balance at December 31, 2010 was approximately $1.1 million.

9. Commitments:

At June 30, 2011, the Company had commitments to purchase lease assets totaling approximately $1.2 million. Such commitment was funded in July 2011.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Members’ capital:

A total of 5,209,307 Units were issued and outstanding as of June 30, 2011 and December 31, 2010. The Fund was authorized to issue up to 15,000,000 Units. The Company terminated sales of Units effective April 30, 2006.

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

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Distributions	$1,204	$1,205	$2,409	$2,410
Weighted average number of Units outstanding	5,209,307	5,209,742	5,209,307	5,210,122
Weighted average distributions per Unit	$0.23	$0.23	$0.46	$0.46

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

At June 30, 2011 and December 31, 2010, the Company had no assets or liabilities that require measurement at fair value on a recurring basis. However, at both June 30, 2011 and December 31, 2010, the Company measured impaired off-lease equipment and investment securities at fair value on a non-recurring basis. Such estimate of measurement methodology is as follows:

Impaired off-lease equipment

At both June 30, 2011 and December 31, 2010, the Company deemed certain off-lease equipment (assets) to be impaired. Accordingly, the Company recorded fair value adjustments of approximately $37 thousand and $17 thousand, respectively, which reduced the cost basis of the assets. Such fair value adjustments are non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired operating lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

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

At June 30, 2011, the Company deemed an investment security to be impaired and recorded a fair value adjustment of $2 thousand which reduced the cost basis of the investment. The non-recurring fair value adjustment was based on an approximate 25% reduction in valuation based on the expected value of shares of the venture company as contemplated in its merger agreement terms. Likewise, at March 31, 2011, the Company recorded a fair value adjustment of approximately $55 thousand relative to an impaired security. The non-recurring fair value adjustment was based on an approximate 87% reduction in valuation as determined by investee cash burn and potential for additional venture investors. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of both impaired investment securities are classified within Level 3 of the valuation hierarchy due to the significant inputs that are unobservable in the market.

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

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease equipment	$104	$—	$—	$104
Impaired investment securities	$15	$—	$—	$15

	December 31, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis
Impaired off-lease equipment	$50	$—	$—	$50
Impaired investment securities	$41	$41	$—	$—

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of June 30, 2011 and December 31, 2010. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$2,424	$2,424	$2,992	$2,992
Notes receivable	1,321	1,321	1,495	1,495
Investment in securities	200	200	298	298
Financial liabilities:
Non-recourse debt	6,735	7,019	8,033	8,332

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

Results of Operations

The three months ended June 30, 2011 versus the three months ended June 30, 2010

The Company had net income of $321 thousand and $293 thousand for the three months ended June 30, 2011 and 2010, respectively. Results for the second quarter of 2011 reflect a decrease in total operating expenses offset, in part, by a reduction in total revenues when compared with results for the prior year period.

Revenues

Total revenues for the second quarter of 2011 declined by $457 thousand, or 20%, as compared to the prior year period. The net reduction in total revenues was largely attributable to decreases in operating lease revenues, other revenue and interest income on notes receivable.

Total operating lease revenues declined by $406 thousand primarily due to continued run-off and sales of lease assets. Other revenue decreased by $21 thousand mainly due to a decline in additional billings for excess wear and tear on returned equipment; and, interest income on notes receivable decreased by $17 thousand largely as a result of continued run-off of the notes receivable portfolio.

Expenses

Total expenses for the second quarter of 2011 decreased by $507 thousand, or 25%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in depreciation expense, professional fees and outside services expense offset, in part, by increases in acquisition expense and in impairment losses on equipment.

Depreciation expense decreased by $440 thousand, or 29%, largely due to run-off and sales of lease assets. Combined, professional fees and outside services expense declined by $61 thousand mainly due to a period over period decrease in audit and other accounting fees.

The aforementioned decreases in expenses were partially offset by increases in acquisition expense and in impairment losses on equipment, each of which increased by $20 thousand. The increase in acquisition expense reflects allocated costs related to business development efforts. Impairment losses increased largely due to a higher amount of adjustments made to certain off-lease assets, including material handling and transportation equipment, deemed impaired by the Company. During the current period, the secondary market for some material handling and transportation equipment deteriorated, and the reduced estimated realizable secondary market values for such items of the Company’s off-lease equipment resulted in the recognition of impairment losses. The Company attributed these market conditions to the continued weak economy and low demand for these types of assets. The Company had consulted with various third party marketing agents to help determine any necessary residual value adjustments caused by such market conditions. The Company did not consider such impairment to create any concentration of risk in its portfolio based on geographic region, type of asset, customer or industry group.

Other income, net

The Company recorded other income, net totaling $22 thousand for the three months ended June 30, 2010 related to gains from foreign currency transactions. There were no such foreign currency gains or losses for the current year quarter.

The foreign currency gains recognized in the prior year quarter was a result of the weakness of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

The six months ended June 30, 2011 versus the six months ended June 30, 2010

The Company had net income of $406 thousand and $315 thousand for the six months ended June 30, 2011 and 2010, respectively. Results for the first half of 2011 reflect a decrease in total operating expenses offset, in part, by a reduction in total revenues when compared with results for the prior year period.

Revenues

Total revenues for the first half of 2011 declined by $651 thousand, or 15%, as compared to the prior year period. The net reduction in total revenues was largely attributable to decreases in operating lease revenues, gain on sale of assets and early termination of notes, and interest income on notes receivable.

Total operating lease revenues declined by $506 thousand primarily as a result of continued run-off and sales of lease assets. Gain on sale of assets and early termination of notes decreased by $97 thousand primarily due to the absence of early terminated notes during the current year period coupled with the period over period change in the mix of assets sold; and, interest income on notes receivable decreased by $45 thousand largely as a result of continued run-off of the notes receivable portfolio.

Expenses

Total expenses for the first half of 2011 decreased by $757 thousand, or 18%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in depreciation expense, professional fees and outside services expense, asset management fees paid to AFS, interest expense and amortization of initial direct costs related to asset purchases offset, in part, by increases in the provision for doubtful accounts, the provision for losses on investment securities, acquisition expense and impairment losses on equipment.

Depreciation expense decreased by $718 thousand, or 23%, primarily due to run-off and sales of lease assets. Combined, professional fees and outside services expense declined by $89 thousand mainly due to a period over period reduction in audit and other accounting fees. Asset management fees paid to AFS decreased by $46 thousand largely due to the continued decline in managed assets and related rents resulting from lease asset dispositions. Moreover, interest expense declined by $38 thousand largely as a result of continued scheduled payments of outstanding debt offset, in part, by an approximate $2.3 million of new non-recourse debt added during the fourth quarter of 2010 of which the proceeds were used to purchase lease assets. Finally, amortization of initial direct costs related to asset purchases decreased by $36 thousand primarily due to the continued decline in capitalized acquisition costs and run-off of the portfolio.

The aforementioned decreases in expenses were partially offset by increases in the provision for doubtful accounts, the provision for losses on investment securities, acquisition expense and impairment losses on equipment totaling $70 thousand, $57 thousand, $43 thousand and $20 thousand, respectively.

The net increase in the provision for doubtful accounts was a result of a $46 thousand year-to-date 2011 provision relative to certain delinquent receivables coupled with a $24 thousand 2010 reversal of certain prior period provision. The increase in the provision for losses on investment securities reflects an approximate 87% reduction in valuation of an equity investment as determined by investee cash burn and potential for additional venture investors; and, the increase in acquisition expense reflects allocated costs related to business development efforts. Impairment losses increased largely due to a higher amount of adjustments made to certain off-lease assets, including material handling and transportation equipment, deemed impaired by the Company. As previously discussed, the secondary market for some material handling and transportation equipment deteriorated during the current period, and the reduced estimated realizable secondary market values for such items of the Company’s off-lease equipment resulted in the recognition of impairment losses. The Company attributed these market conditions to the continued weak economy and low demand for these types of assets. The Company had consulted with various third party marketing agents to help determine any necessary residual value adjustments caused by such market conditions. The Company did not consider such impairment to create any concentration of risk in its portfolio based on geographic region, type of asset, customer or industry group.

Other income, net

The Company recorded other income, net totaling $15 thousand for the six months ended June 30, 2010 related to gains from foreign currency transactions. There were no such foreign currency gains or losses for the comparable current year period.

The foreign currency gains recognized in the first half of 2010 was a result of the weakness of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

Capital Resources and Liquidity

At June 30, 2011 and December 31, 2010, the Company’s cash and cash equivalents totaled $2.4 million and $3.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$1,368	$1,560	$2,774	$3,498
Investing activities	315	560	560	1,226
Financing activities	(1,887)	(2,081)	(3,902)	(4,307)
Net (decrease) increase in cash and cash equivalents	$(204)	$39	$(568)	$417

The three months ended June 30, 2011 versus the three months ended June 30, 2010

Operating Activities

Cash provided by operating activities during the second quarter of 2011 decreased by $192 thousand, or 12%, as compared to the prior year period. The net decrease in cash flow was mainly attributable to a decrease in depreciation expense (non-cash item added back to net income) and a reduction in prepaid rents received offset, in part, by increased collection of receivables coupled with an increase in accrued liabilities primarily related to costs reimbursable to AFS, franchise taxes and maintenance costs.

The period over period decline in depreciation expense was primarily a result of the continued sales and dispositions of depreciable assets.

Investing Activities

Net cash provided by investing activities during the second quarter of 2011 decreased by $245 thousand, or 44%, as compared to the prior year period. The net decrease in cash flow was largely due to a $177 thousand decline in principal payments received on notes receivable and a $110 thousand reduction in proceeds from sales of lease assets and early termination of notes offset, in part, by a $30 thousand increase in principal payments received on direct financing leases.

The decrease in principal payments received on notes receivable was mainly a result of continued run-off of the notes receivable portfolio. The decrease in proceeds from sales of lease assets and early termination of notes was primarily attributable to the absence of early terminated notes during the current quarter coupled with the period over period change in the mix of assets sold.

Principal payments received on direct financing leases increased as the interest portion of total payments received continue to decline primarily due to the aging of the portfolio.

Financing Activities

Net cash used in financing activities during the second quarter of 2011 decreased by $194 thousand, or 9%, as compared to the prior year period. The net decrease in cash used (increase in cash flow) primarily reflects a period over period reduction in scheduled payments of non-recourse debt.

The six months ended June 30, 2011 versus the six months ended June 30, 2010

Operating Activities

Cash provided by operating activities during the first half of 2011 decreased by $724 thousand, or 21%, as compared to the prior year period. The net decrease in cash flow was mainly attributable to a period over period decrease in depreciation expense (non-cash item added back to net income) and a reduction in prepaid rents received offset, in part, by an increase in accrued liabilities primarily related to costs reimbursable to AFS, franchise taxes and maintenance costs.

The period over period decrease in depreciation expense was mainly due to continued sales and dispositions of depreciable assets.

Investing Activities

Net cash provided by investing activities during the first half of 2011 decreased by $666 thousand, or 54%, as compared to the prior year period. The net decrease in cash flow was largely due to a $414 thousand decline in principal payments received on notes receivable and a $361 thousand reduction in proceeds from sales of lease assets and early termination of notes offset, in part, by increases in proceeds from sales of investment securities and in principal payments received on direct financing leases totaling $56 thousand and $46 thousand, respectively.

The decrease in principal payments received on notes receivable was mainly a result of continued run-off of the notes receivable portfolio. The decrease in proceeds from sales of lease assets and early termination of notes was primarily attributable to the absence of early terminated notes during the current year period coupled with the period over period change in the mix of assets sold.

The increase in proceeds from sales of investment securities reflects the sale of an equity investment and the net exercise of warrants associated with three venture companies; and, the increase in principal payments received on direct financing leases reflects the diminishing interest portion of the total payments received. Such decline was primarily due to the aging of the portfolio.

Financing Activities

Net cash used in financing activities during the first half of 2011 decreased by $405 thousand, or 9%, as compared to the prior year period. The net decrease in cash used (increase in cash flow) primarily reflects a period over period reduction in scheduled payments of non-recourse debt.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company and affiliates were in compliance with all covenants under the Credit Facility as of June 30, 2011. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of June 30, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $14.2 million, 0.47 to 1, and 15.43 to 1, respectively, as of June 30, 2011. As such, as of June 30, 2011, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA for the six months ended June 30, 2011 (in thousands):

Net income – GAAP basis	$406
Interest expense	224
Depreciation of operating lease assets	2,393
Amortization of initial direct costs	26
Provision for credit losses	46
Provision for losses on investment securities	57
Impairment losses on equipment	37
Principal payments received on direct financing leases	94
Principal payments received on notes receivable	174
EBITDA (for Credit Facility financial covenant calculation only)	$3,457
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

Non-Recourse Long-Term Debt

As of June 30, 2011, the Company had non-recourse long-term debt totaling $6.7 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. Additional distributions have been consistently made through June 30, 2011.

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

As of June 30, 2011 and December 31, 2010, the Company has certain other leases that have related receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2011, the Company had commitments to purchase lease assets totaling approximately $1.2 million. Such commitment was funded in July 2011.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

31.1 Rule 13a-14(a)/15d-14(a) Certification of Dean L. Cash
31.2 Rule 13a-14(a)/15d-14(a) Certification of Paritosh K. Choksi
32.1 Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2 Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2011

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