Form 10-Q
period 2011-09-30
ATEL Capital Equipment Fund XI, LLC
filed 2011-11-14
CIK 1297667

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2011

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

The number of Limited Liability Company Units outstanding as of October 31, 2011 was 5,209,307.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(In Thousands)
(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$1,267	$2,992
Accounts receivable, net of allowance for doubtful accounts of $64 as of September 30, 2011 and $24 as of December 31, 2010	316	351
Notes receivable, net of unearned interest income of $214 as of September 30, 2011 and $299 as of December 31, 2010	1,170	1,495
Investment in securities	200	298
Investments in equipment and leases, net of accumulated depreciation of $28,897 as of September 30, 2011 and $27,904 as of December 31, 2010	17,812	20,615
Prepaid expenses and other assets	18	20
Total assets	$20,783	$25,771
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$116	$198
Accrued distributions to Other Members	552	551
Other	292	228
Non-recourse debt	6,153	8,033
Unearned operating lease income	305	377
Total liabilities	7,418	9,387
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	13,365	16,384
Total Members’ capital	13,365	16,384
Total liabilities and Members’ capital	$20,783	$25,771

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Leasing and lending activities:
Operating leases	$1,809	$1,877	$5,447	$6,021
Direct financing leases	24	39	78	101
Interest on notes receivable	30	35	85	135
Gain on sales of lease assets and early termination of notes	36	22	35	118
Gain on sales or dispositions of securities	1	—	33	16
Other	3	31	28	67
Total revenues	1,903	2,004	5,706	6,458
Expenses:
Depreciation of operating lease assets	1,034	1,523	3,427	4,634
Asset management fees to Managing Member	87	93	264	316
Acquisition expense	35	68	78	68
Cost reimbursements to Managing Member	120	108	354	363
(Reversal of provision) provision for credit losses	(4)	—	42	(24)
Impairment losses on equipment	—	—	37	17
Provision for losses on investment in securities	—	—	57	—
Amortization of initial direct costs	9	29	35	91
Interest expense	96	115	320	377
Professional fees	12	13	86	145
Outside services	10	9	25	55
Other	21	21	92	91
Total operating expenses	1,420	1,979	4,817	6,133
Other (loss) income, net	(1)	(5)	(1)	10
Net income	$482	$20	$888	$335
Net income (loss):
Managing Member	$98	$98	$293	$293
Other Members	384	(78)	595	42
	$482	$20	$888	$335
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.07	$(0.01)	$0.11	$0.01
Weighted average number of Units outstanding	5,209,307	5,209,307	5,209,307	5,209,848

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2010
AND FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2011
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2009	5,210,507	$21,288	$—	$21,288
Repurchases of Units	(1,200)	(4)	—	(4)
Distributions to Other Members ($0.93 per Unit)	—	(4,819)	—	(4,819)
Distributions to Managing Member	—	—	(391)	(391)
Net (loss) income	—	(81)	391	310
Balance December 31, 2010	5,209,307	16,384	—	16,384
Distributions to Other Members ($0.69 per Unit)	—	(3,614)	—	(3,614)
Distributions to Managing Member	—	—	(293)	(293)
Net income	—	595	293	888
Balance September 30, 2011	5,209,307	$13,365	$—	$13,365

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating activities:
Net income	$482	$20	$888	$335
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(36)	(22)	(35)	(118)
Depreciation of operating lease assets	1,034	1,523	3,427	4,634
Amortization of initial direct costs	9	29	35	91
Impairment losses on equipment	—	—	37	17
(Reversal of provision) provision for credit losses	(4)	—	42	(24)
Provision for losses on investment in securities	—	—	57	—
Gain on sales or dispositions of securities	(1)	—	(33)	(16)
Changes in operating assets and liabilities:
Accounts receivable	21	(177)	(5)	(195)
Prepaid expenses and other assets	(7)	(15)	2	13
Accounts payable, Managing Member	29	13	(82)	62
Accounts payable, other	23	(91)	64	(141)
Unearned operating lease income	1	(135)	(72)	(15)
Net cash provided by operating activities	1,551	1,145	4,325	4,643
Investing activities:
Purchases of equipment on operating leases	(1,224)	—	(1,224)	—
Purchase of securities	—	—	—	(7)
Proceeds from sales of lease assets and early termination of notes	210	297	430	878
Payments of initial direct costs	(2)	—	(2)	—
Proceeds from sales or dispositions of securities	2	—	74	16
Principal payments received on direct financing leases	42	27	136	75
Principal payments received on notes receivable	148	132	322	720
Net cash (used in) provided by investing activities	(824)	456	(264)	1,682
Financing activities:
Repayments under non-recourse debt	(582)	(772)	(1,880)	(2,470)
Distributions to Other Members	(1,204)	(1,204)	(3,613)	(3,614)
Distributions to Managing Member	(98)	(98)	(293)	(293)
Repurchases of Units	—	—	—	(4)
Net cash used in financing activities	(1,884)	(2,074)	(5,786)	(6,381)
Net decrease in cash and cash equivalents	(1,157)	(473)	(1,725)	(56)
Cash and cash equivalents at beginning of period	2,424	4,071	2,992	3,654
Cash and cash equivalents at end of period	$1,267	$3,598	$1,267	$3,598
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$99	$117	$323	$387
Cash paid during the period for taxes	$2	$9	$31	$48
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$552	$551	$552	$551
Distributions payable to Managing Member at period-end	$45	$45	$45	$45

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through June 2010 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of September 30, 2011, 5,209,307 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2011 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2011 and 2010 and long-lived assets as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	For The Nine Months Ended September 30,
	2011	% of Total	2010	% of Total
Revenue
United States	$5,286	93%	$5,918	92%
United Kingdom	420	7%	540	8%
Total International	420	7%	540	8%
Total	$5,706	100%	$6,458	100%

	As of September 30,		As of December 31,
	2011	% of Total	2010	% of Total
Long-lived assets (net)
United States	$17,297	97%	$19,738	96%
United Kingdom	515	3%	877	4%
Total International	515	3%	877	4%
Total	$17,812	100%	$20,615	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Prior to September 30, 2011, the Company deemed certain investment securities to be impaired and recorded fair value adjustments totaling $2 thousand and $55 thousand at June 30, 2011 and March 31, 2011, respectively. Such adjustments reduced the

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

cost basis of the investments. No additional fair value adjustment was recorded at September 30, 2011. At December 31, 2010, the Company recorded a fair value adjustment of approximately $15 thousand which reduced the cost basis of an impaired investment which was subsequently disposed of in January 2011.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value, as determined by the Managing Member, on the balance sheet as assets or liabilities. At September 30, 2011 and December 31, 2010, the Managing Member estimated the fair value of the warrants to be nominal in amount. Likewise, gains recognized on the net exercise of certain warrants during each of the three months ended September 30, 2011 and 2010, if any, were nominal in amount. Such gains totaled $33 thousand and $16 thousand for the respective nine months ended September 30, 2011 and 2010.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company recognized net foreign currency losses totaling $1 thousand and $5 thousand for the respective three months ended September 30, 2011 and 2010; and, a net foreign currency loss of $1 thousand and a net foreign currency gain of $10 thousand for the respective nine months ended September 30, 2011 and 2010.

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

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies guidance on a creditor’s evaluation of whether it has granted a concession to a borrower and a creditor’s evaluation of whether a borrower is experiencing financial difficulties. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. As a result of applying these amendments, an entity may identify receivables that are newly considered impaired. For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. In addition, an entity should disclose the information required by Accounting Standards Codification paragraphs 310-10-50-33 through 50-34, which was deferred by ASU 2011-01, for interim and annual periods beginning on or after June 15, 2011. The amendments in this update were adopted by the Company on July 1, 2011, and for purposes of measuring impairment, were applied retrospectively to January 1, 2011. The Company evaluated the guidance included in 2011-02 and has determined that it does not result in any new troubled debt restructurings that should be reported.

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance will be effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of this update did not have a material impact on the Company’s financial position or results of operations.

3. Notes receivable:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are generally up to 120 months and bear interest at rates ranging from 8.4% to 12.0%. The notes are secured by the equipment financed, and mature from 2011 through 2016.

As of December 31, 2010, two notes receivable with a combined net book value approximating $96 thousand were on non-accrual status and were considered impaired relative to their payment terms. Of these non-accrual status notes, a note for $73 thousand was restructured pursuant to a forbearance agreement at graduated default interest-only payment terms followed by a balloon payment of unpaid principal scheduled for October 2011. The default interest rates increase started at 12.50% and graduated up to 18.00%. Such note was paid in full in September 2011. The remaining non-accrual note, for $23 thousand, was modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at the original rate of 11.58%. As of September 30, 2011, this note continues in non-accrual status and reflects a principal balance outstanding of $21 thousand. While, as of the same date, the note was current with respect to its restructured terms, management has determined that a $2 thousand adjustment was necessary to reflect fair value.

The minimum future payments receivable as of September 30, 2011 are as follows (in thousands):

Three months ending December 31, 2011	$100
Year ending December 31, 2012	417
2013	295
2014	221
2015	166
2016	187
1,386
Less: portion representing unearned interest income	(214)
1,172
Less: Reserve for impairment	(2)
Notes receivable, net	$1,170

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
IDC amortization – notes receivable	$—	$1	$1	$2
IDC amortization – lease assets	9	28	34	89
Total	$9	$29	$35	$91

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Provision for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2009	$—	$—	$209	$—	$—	$209
Provision (reversal of provision) for credit losses	6	—	(24)	—	—	(18)
(Charge-offs)/adjustments	—	—	(167)	—	—	(167)
Balance December 31, 2010	6	—	18	—	—	24
(Reversal of provision) provision for credit losses	(6)	—	46	2	—	42
Balance September 30, 2011	$—	$—	$64	$2	$—	$66

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

As of September 30, 2011 and December 31, 2010, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

September 30, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$2	$—	$2
Ending balance: individually evaluated for impairment	$2	$—	$2
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,170	$271	$1,441
Ending balance: individually evaluated for impairment	$1,170	$271	$1,441
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

December 31, 2010	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,495[1]	$243	$1,738
Ending balance: individually evaluated for impairment	$1,495	$243	$1,738
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $1 of unamortized initial direct costs.

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

At September 30, 2011 and December 31, 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Pass	$—	$54	$212	$243
Special mention	1,151	1,367	59	—
Substandard	21	73	—	—
Doubtful	—	—	—	—
Total	$1,172	$1,494	$271	$243

At September 30, 2011 and December 31, 2010, net investment in financing receivables is aged as follows (in thousands):

September 30, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,172	$1,172	$—
Finance leases	—	—	—	—	271	271	—
Total	$—	$—	$—	$—	$1,443	$1,443	$—

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment>90 Days and Accruing
Notes receivable	$116	$26	$—	$142	$1,352	$1,494	$—
Finance leases	—	—	—	—	243	243	—
Total	$116	$26	$—	$142	$1,595	$1,737	$—

As discussed in Note 3, one of the Company’s note receivable continues to be in non-accrual status at September 30, 2011 and was considered impaired relative to its payment terms. While, as of the same date, the note was current with respect to its restructured terms, management has determined that a $2 thousand adjustment was necessary to reflect fair value. The Company did not carry an impairment reserve on its financing receivables at December 31, 2010.

At September 30, 2011 and December 31, 2010, there were no accounts receivable related to net investments in financing receivables placed in non-accrual status.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2011
Net investment in operating leases	$20,028	$801	$(3,427)	$17,402
Net investment in direct financing leases	243	164	(136)	271
Assets held for sale or lease, net	262	(173)	—	89
Initial direct costs, net of accumulated amortization of $175 at September 30, 2011 and $370 at December 31, 2010	82	2	(34)	50
Total	$20,615	$794	$(3,597)	$17,812

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. The Company had no impairment losses during each of the three months ended September 30, 2011 and 2010. However, during the respective first six months of 2011 and 2010, the Company deemed certain off-lease assets to be impaired, and accordingly, recorded fair value adjustments of $37 thousand and $17 thousand which reduced the cost basis of such assets.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $1.0 million and $1.5 million for the respective three months ended September 30, 2011 and 2010, and was approximately $3.4 million and $4.6 million for the respective nine months ended September 30, 2011 and 2010.

All of the leased property was acquired during the years 2005 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance September 30, 2011
Materials handling	$13,609	$—	$(1,282)	$12,327
Transportation, other	10,778	1,224	(81)	11,921
Transportation, rail	11,723	—	—	11,723
Mining	2,893	—	—	2,893
Construction	2,336	—	(95)	2,241
Aviation	1,658	—	—	1,658
Marine vessels	1,415	—	—	1,415
Manufacturing	953	—	—	953
Logging and lumber	781	—	—	781
Research	402	—	(402)	—
Office furniture	146	—	(146)	—
	46,694	1,224	(2,006)	45,912
Less accumulated depreciation	(26,666)	(3,427)	1,583	(28,510)
Total	$20,028	$(2,203)	$(423)	$17,402

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The average estimated residual value for assets on operating leases was 22% and 21% of the assets’ original cost at September 30, 2011 and December 31, 2010, respectively.

On April 30, 2009, a major lessee, Chrysler Corporation, filed for bankruptcy protection under Chapter 11. Under a pre-package agreement, a new company was formed to purchase the assets of old Chrysler – its plants, brands, land, equipment, as well as its contracts with the union, dealers and suppliers – from the bankruptcy court. Under this agreement, the Company had its leases with the old, bankrupt Chrysler assumed by the new Chrysler, Chrysler Group, LLC, which is 54% owned by Fiat. The new Chrysler has remitted payments relative to the affirmed leases. At April 1, 2011, Chrysler accounts were returned to accrual status.

As of September 30, 2011, there were no operating lease contracts placed in non-accrual status. At December 31, 2010, the total net investment in equipment underlying lease contracts placed in non-accrual status totaled $612 thousand. Such contracts had related accounts receivable approximating $33 thousand at December 31, 2010. The Company has certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

Direct financing leases:

As of September 30, 2011, investment in direct financing leases primarily consists of materials handling, research and manufacturing equipment. At December 31, 2010, such investment consisted of materials handling and research equipment. The components of the Company’s investment in direct financing leases as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
Total minimum lease payments receivable	$312	$331
Estimated residual values of leased equipment (unguaranteed)	46	51
Investment in direct financing leases	358	382
Less unearned income	(87)	(139)
Net investment in direct financing leases	$271	$243

There were no investments in direct financing lease assets in non-accrual status at September 30, 2011 and December 31, 2010.

At September 30, 2011, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2011	$1,251	$68	$1,319
Year ending December 31, 2012	3,729	185	3,914
2013	2,671	59	2,730
2014	1,823	—	1,823
2015	835	—	835
2016	158	—	158
Thereafter	237	—	237
	$10,704	$312	$11,016

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of September 30, 2011, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows during each of the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Costs reimbursed to Managing Member and/or affiliates	$120	$108	$354	$363
Asset management fees to Managing Member and/or affiliates	87	93	264	316
Acquisition and initial direct costs paid to Managing Member	37	68	80	68
	$244	$269	$698	$747

7. Non-recourse debt:

At September 30, 2011, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.33% to 5.95%. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2011, gross lease rentals totaled approximately $6.6 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $9.0 million. The notes mature from 2011 through 2015.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2011	$612	$82	$694
Year ending December 31, 2012	1,890	246	2,136
2013	1,699	155	1,854
2014	1,313	72	1,385
2015	639	17	656
	$6,153	$572	$6,725

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

As of September 30, 2011 and December 31, 2010, borrowings under the facility were as follows (in thousands):

	September 30, 2011	December 31, 2010
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the working capital, acquisition and warehouse facilities	—	(5,345)
Total remaining available under the working capital, acquisition and warehouse facilities	$75,000	$69,655

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of September 30, 2011, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

As of September 30, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $13.4 million, 0.46 to 1, and 16.45 to 1, respectively, as of September 30, 2011. As such, as of September 30, 2011, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At both September 30, 2011 and December 31, 2010, the Company had no outstanding borrowings under the acquisition facility.

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

As of September 30, 2011, the investment program participants were ATEL Capital Equipment Fund X, LLC, the Company, ATEL 12, LLC and ATEL 14, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of September 30, 2011, there were no borrowings under the Warehouse Facility. As of December 31, 2010, borrowings of $4.8 million were outstanding under the Warehouse Facility. The Company’s maximum contingent obligation on the outstanding warehouse balance at December 31, 2010 was approximately $1.1 million.

9. Commitments:

At September 30, 2011, the Company had no commitments to either purchase lease assets or fund loans.

10. Guarantees:

The Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. However, the Company has not had prior claims or losses pursuant to these contracts and expects the risk of loss to be remote.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Guarantees: - (continued)

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

11. Members’ capital:

A total of 5,209,307 Units were issued and outstanding as of September 30, 2011 and December 31, 2010. The Fund was authorized to issue up to 15,000,000 Units. The Company terminated sales of Units effective April 30, 2006.

The Company has the right, exercisable in the Manager’s discretion, but not the obligation, to repurchase Units of a Unit- holder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given circumstances, in the event that the Manager deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Distributions	$1,205	$1,204	$3,614	$3,614
Weighted average number of Units outstanding	5,209,307	5,209,307	5,209,307	5,209,848
Weighted average distributions per Unit	$0.23	$0.23	$0.69	$0.69

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

At September 30, 2011 and December 31, 2010, the Company had no assets or liabilities that require measurement at fair value on a recurring basis. However, at September 30, 2011, the Company measured an impaired note receivable on a non-recurring basis. In addition, at December 31, 2010, the Company measured impaired off-lease equipment and investment securities at fair value on a non-recurring basis. Such estimates of measurement methodology are as follows:

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary. At September 30, 2011, the Company deemed a note receivable impaired based upon an independent appraisal of the underlying collateral. Accordingly, the Company recorded a non-recurring adjustment totaling $2 thousand which reduced the cost basis of the note. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable is classified within Level 3 of the valuation hierarchy. Such valuation utilizes a market approach technique and uses inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

Impaired off-lease equipment

At December 31, 2010, the Company deemed certain off-lease equipment (assets) to be impaired and recorded a fair value adjustment of approximately $17 thousand to reduce the cost basis of the assets. The Company had no incremental impairment to lease equipment at September 30, 2011. Year-to-date, the Company had recorded fair value adjustments of $37 thousand which reduced the cost basis of certain off-lease equipment deemed impaired at June 30, 2011. The aforementioned fair value adjustments were all non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of such impaired off-lease equipment are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of the assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

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

There was no incremental impairment to investment securities at September 30, 2011. Year-to-date, the Company had recorded fair value adjustments of $2 thousand and $55 thousand which reduced the cost basis of investments deemed impaired at June 30, 2011 and March 31, 2011, respectively. The non-recurring fair value adjustment at June 30, 2011 was based on an approximate 25% reduction in valuation based on the expected value of shares of the venture company as contemplated in its merger agreement terms; and, the non-recurring fair value adjustment at March 31, 2011 was based on an approximate 87% reduction in valuation as determined by investee cash burn and potential for additional venture investors. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of both impaired investment securities are classified within Level 3 of the valuation hierarchy due to the significant inputs that are unobservable in the market.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis
Impaired notes receivable	$19	$—	$—	$19

	December 31, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis
Impaired off-lease equipment	$50	$—	$—	$50
Impaired investment securities	$41	$41	$—	$—

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

Notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary.

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

Limitations

The fair value estimates presented herein were based on pertinent information available to the Company as of September 30, 2011 and December 31, 2010. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,267	$1,267	$2,992	$2,992
Notes receivable	1,170	1,170	1,495	1,495
Investment in securities	200	200	298	298
Financial liabilities:
Non-recourse debt	6,153	6,466	8,033	8,332

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

Results of Operations

The three months ended September 30, 2011 versus the three months ended September 30, 2010

The Company had net income of $482 thousand and $20 thousand for the three months ended September 30, 2011 and 2010, respectively. Results for the third quarter of 2011 reflect a decrease in total operating expenses offset, in part, by a reduction in total revenues when compared with results for the prior year period.

Revenues

Total revenues for the third quarter of 2011 declined by $101 thousand, or 5%, as compared to the prior year period. The net reduction in total revenues was largely attributable to decreases in operating lease revenues and other revenue.

Total operating lease revenues declined by $68 thousand primarily due to continued run-off and sales of lease assets. Other revenue decreased by $28 thousand as the prior year period amounts included revenues associated with legal, collection and late fees assessed on certain terminated leases.

Expenses

Total expenses for the third quarter of 2011 decreased by $559 thousand, or 28%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in depreciation expense and acquisition expense.

Depreciation expense decreased by $489 thousand, or 32%, largely due to run-off and sales of lease assets; and, acquisition expense declined by $33 thousand mainly due to a period over period decrease in allocated costs related to business development efforts.

Other loss, net

The Company recorded other loss, net totaling $1 thousand and $5 thousand for the respective three months ended September 30, 2011 and 2010 related to losses from foreign currency transactions. The 2011 period decline in losses relative to the prior year period was largely due to the weakness of the U.S currency at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

The nine months ended September 30, 2011 versus the nine months ended September 30, 2010

The Company had net income of $888 thousand and $335 thousand for the nine months ended September 30, 2011 and 2010, respectively. Results for the first nine months of 2011 reflect a decrease in total operating expenses offset, in part, by a reduction in total revenues when compared with results for the prior year period.

Revenues

Total revenues for the first nine months of 2011 declined by $752 thousand, or 12%, as compared to the prior year period. The net reduction in total revenues was largely attributable to decreases in operating lease revenues, gain on sale of assets and early termination of notes, and interest income on notes receivable.

Total operating lease revenues decreased by $574 thousand primarily as a result of continued run-off and sales of lease assets. Gain on sale of assets and early termination of notes declined by $83 thousand reflecting a change in the mix of assets sold during the current year period; and, interest income on notes receivable decreased by $50 thousand largely as a result of continued run-off of the notes receivable portfolio.

Expenses

Total expenses for the first nine months of 2011 decreased by $1.3 million, or 21%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in depreciation expense and in professional fees and outside services expenses offset, in part, by increases in the provision for doubtful accounts and the provision for losses on investment securities.

Depreciation expense decreased by $1.2 million, or 26%, primarily due to run-off and sales of lease assets. Combined, professional fees and outside services expense declined by $89 thousand largely as a result of a period over period reduction in audit and other accounting fees.

The aforementioned decreases in expenses were partially offset by increases in the provision for credit losses and the provision for losses on investment securities totaling $66 thousand and $57 thousand, respectively.

The net increase in the provision for doubtful accounts was a result of a $42 thousand year-to-date 2011 provision relative to certain delinquent receivables coupled with a $24 thousand 2010 reversal of certain prior period provision. The increase in the provision for losses on investment securities reflects year-to-date 2011 fair value adjustments on impaired securities. Such adjustments, totaling $2 thousand and $55 thousand, reduced the cost basis of investments deemed impaired at June 30, 2011 and March 31, 2011, respectively. The fair value adjustment at June 30, 2011 was based on an approximate 25% reduction in valuation based on the expected value of shares of the venture company as contemplated in its merger agreement terms; and, the fair value adjustment at March 31, 2011 was based on an approximate 87% reduction in valuation as determined by investee cash burn and potential for additional venture investors. There was no fair value adjustment recorded during the prior year period.

Other (loss) income, net

The Company recorded other loss, net totaling $1 thousand and other income, net totaling $10 thousand for the respective nine months ended September 30, 2011 and 2010 related to gains and losses from foreign currency transactions.

The 2011 period decline in gains relative to the prior year period was largely due to the strength of the U.S currency at the time of the transactions as the Company’s foreign currency transactions are primarily denominated in British pounds.

Capital Resources and Liquidity

At September 30, 2011 and December 31, 2010, the Company’s cash and cash equivalents totaled $1.3 million and $3.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net cash provided by (used in):
Operating activities	$1,551	$1,145	$4,325	$4,643
Investing activities	(824)	456	(264)	1,682
Financing activities	(1,884)	(2,074)	(5,786)	(6,381)
Net decrease in cash and cash equivalents	$(1,157)	$(473)	$(1,725)	$(56)

The three months ended September 30, 2011 versus the three months ended September 30, 2010

During the three months ended September 30, 2011 and 2010, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company also realized cash flow from the sale or disposition of equipment and early termination of certain notes.

During the same periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling a combined $1.3 million for each of the three months ended September 30, 2011 and 2010. In addition, during the third quarter of 2011, $1.2 million was used to purchase lease assets. There was no such purchase during the prior year period. Cash was also used to partially pay down $582 thousand and $772 thousand of debt during the respective three months ended September 30, 2011 and 2010; and, to pay invoices related to management fees and other payables.

The nine months ended September 30, 2011 versus the nine months ended September 30, 2010

During the nine months ended September 30, 2011 and 2010, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company realized cash flow from the sale or disposition of equipment and early termination of certain notes.

During the same periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling a combined $3.9 million for each of the nine months ended September 30, 2011 and 2010. In addition, cash was used to partially pay down $1.9 million and $2.5 million of debt during the respective nine months ended September 30, 2011 and 2010. Cash totaling $1.2 million was also used to purchase lease assets during the first nine months of 2011. There was no lease asset purchase during the prior year period. Finally, cash was also used to pay invoices related to management fees and other payables during both nine-month periods of 2011 and 2010.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company and affiliates were in compliance with all covenants under the Credit Facility as of September 30, 2011. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of September 30, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $13.4 million, 0.46 to 1, and 16.45 to 1, respectively, as of September 30, 2011. As such, as of September 30, 2011, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA for the nine months ended September 30, 2011 (in thousands):

Net income – GAAP basis	$888
Interest expense	320
Depreciation of operating lease assets	3,427
Amortization of initial direct costs	35
Provision for credit losses	42
Provision for losses on investment securities	57
Impairment losses on equipment	37
Principal payments received on direct financing leases	136
Principal payments received on notes receivable	322
EBITDA (for Credit Facility financial covenant calculation only)	$5,264

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

Non-Recourse Long-Term Debt

As of September 30, 2011, the Company had non-recourse long-term debt totaling $6.2 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. Such distributions have been consistently made through September 30, 2011.

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

As of September 30, 2011 and December 31, 2010, the Company has certain other leases that have related receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2011, the Company had no commitments to purchase lease assets or fund loans.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 14, 2011

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