Form 10-K
period 2011-12-31
ATEL Capital Equipment Fund XI, LLC
filed 2012-03-15
CIK 1297667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act of 1934.Yes ☐ No ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 29, 2012 was 5,209,307.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through June 2010 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of December 31, 2011, 5,209,307 Units were issued and outstanding.

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

The Company only purchases equipment under pre-existing leases or for which a lease will be entered into concurrently at the time of the purchase. Through December 31, 2011, the Company had purchased equipment with a total acquisition price of $67.5 million. The Company had also loaned $14.5 million for notes receivable secured by various assets.

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

During 2011 and 2010, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2011	2010
Union Pacific	Transportation	20%	19%
New NGC, Inc.	Materials handling	13%	17%
International Paper Co.	Materials handling	*	10%
East Midlands Ambulance Service NHS Trust	Transportation	*	10%
*	Less than 10%

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

The primary geographic regions in which the Company seeks leasing and financing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by region, of the Company’s total revenues for the years ended December 31, 2011 and 2010:

Geographic area	2011	2010
North America	93%	91%
Europe	7%	9%

The business of the Company is not seasonal.

The Company has no full time employees. AFS’ employees and affiliates provide the services the Company requires to effectively operate. The cost of these services is reimbursed by the Company to AFS and affiliates per the Operating Agreement.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2011 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$20,589	30.48%
Construction	12,649	18.73%
Transportation, other	12,290	18.19%
Transportation, rail	11,924	17.65%
Mining	2,893	4.28%
Logging and lumber	2,001	2.96%
Aviation	1,658	2.45%
Marine vessels	1,415	2.09%
Manufacturing	1,172	1.74%
Other	958	1.43%
	$67,549	100.00%

Industry Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$11,924	17.65%
Transportation services	11,460	16.97%
Manufacturing	9,390	13.90%
Paper products	8,886	13.15%
Mining	8,610	12.75%
Health services	4,967	7.35%
Food products	3,795	5.62%
Natural gas	2,893	4.28%
Chemical products	2,139	3.17%
Wood/Lumber products	1,677	2.48%
Other	1,808	2.68%
	$67,549	100.00%

From inception to December 31, 2011, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Construction	$10,420	$8,248	$4,856
Materials handling	6,966	1,178	6,473
Transportation, other	2,319	628	2,306
Logging and lumber	1,220	489	822
Transportation, rail	201	246	6
	$21,126	$10,789	$14,463

For further information regarding the Company’s equipment lease portfolio as of December 31, 2011, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2011 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Computer equipment	$7,023	48.38%
Office furniture/Fixtures and other assets	4,120	28.38%
Storage facility	2,503	17.24%
Research	504	3.47%
Manufacturing	367	2.53%
	$14,517	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Business services	$4,326	29.80%
Communications	3,369	23.21%
Health services	2,833	19.52%
Manufacturing	2,503	17.24%
Electronics	1,119	7.71%
Engineering	367	2.52%
	$14,517	100.00%

From inception to December 31, 2011, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computer equipment	$7,239	$2,475	$5,901
Office furniture/Fixtures and other assets	3,843	883	3,654
Research	504	—	612
Manufacturing	367	19	424
	$11,953	$3,377	$10,591

For further information regarding the Company’s notes receivable portfolio as of December 31, 2011, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Item 4. [REMOVED AND RESERVED]

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

Holders

As of December 31, 2011, a total of 1,204 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, AFS has calculated an estimated value per Unit as of December 31, 2011. AFS estimates the Company’s per unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

After calculating the aggregate estimated net asset value of the Company, AFS then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2011 valuation date. As of December 31, 2011, the value of the Company’s assets, calculated on this basis, was approximately $5.24 per Unit.

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

The rate for monthly distributions from 2011 operations was approximately $0.08 per Unit for the period from January through December 2011. Likewise, the rate for monthly distributions from 2010 operations was approximately $0.08 per Unit for the period from January through December 2010. The rate for each of the quarterly distributions paid in 2011 and 2010 was approximately $0.23 per Unit.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2011	2010
Net income (loss) per Unit, based on weighted average Unit outstanding	$0.20	$(0.02)
Return of investment	0.73	0.95
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.93	0.93
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.93	$0.93

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

As of December 31, 2011 and 2010, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2011	2010
Manufacturing	44%	48%
Transportation, rail	26%	22%
Transportation services	13%	14%

As previously mentioned, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues during 2011 and 2010 as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2011	2010
Union Pacific	Transportation	20%	19%
New NGC, Inc.	Materials handling	13%	17%
International Paper Co.	Materials handling	*	10%
East Midlands Ambulance Service NHS Trust	Transportation	*	10%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s leased property was acquired in the years 2005 through 2011. The utilization percentage of existing assets under lease was 99% and 97% as of December 31, 2011 and 2010, respectively.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2011 and 2010, the Company has not exceeded the annual and/or cumulative limitations discussed above.

2011 versus 2010

The Company had net income of $1.4 million and $310 thousand for the years ended December 31, 2011 and 2010, respectively. Results for 2011 reflect a decrease in total operating expenses offset, in part, by a reduction in total revenues when compared with results for the prior year.

Revenues

Total revenues for 2011 declined by $798 thousand, or 9%, as compared to the prior year. The net reduction in total revenues was largely attributable to decreases in operating lease revenues, gain on sale of assets and early termination of notes, other revenue and interest income on notes receivable.

Total operating lease revenues decreased by $503 thousand primarily as a result of continued run-off and sales of lease assets. Gain on sale of assets and early termination of notes declined by $144 thousand reflecting a change in the mix of assets sold during the current year. Other revenue decreased by $76 thousand primarily due to a year over year reduction in additional billings for late fees and excess wear and tear on returned equipment; and, interest income on notes receivable decreased by $62 thousand largely as a result of continued run-off of the notes receivable portfolio.

Expenses

Total expenses for 2011 decreased by $1.9 million, or 24%, as compared to the prior year. The net reduction in total expenses was primarily due to decreases in depreciation expense, acquisition expense, amortization of initial direct costs and interest expense.

Depreciation expense decreased by $1.7 million, or 28%, primarily due to run-off and sales of lease assets; and, acquisition expense declined by $79 thousand mainly due to a year over year decrease in purchases and deployment of lease assets coupled with a reduction in allocated costs related to business development efforts. Moreover, amortization of initial direct costs related to asset purchases declined by $75 thousand largely due to continued run-off of the lease and loan portfolios offset, in part, by lease asset purchases totaling $1.2 million during 2011. Finally, interest expense decreased by $72 thousand largely due to an approximate $2.5 million year over year decline in outstanding borrowings.

Other income, net

Other income, net is comprised of gains and losses from foreign currency transactions. During 2011, the Company did not record other income or loss on a net basis as its currency gains of $155 thousand were fully offset by foreign currency losses of the same amount.

By comparison, the Company recorded other income, net totaling $17 thousand during 2010 related to net gains and losses from foreign currency transactions. Such net gains was largely due to the weakness of the U.S. currency at the time of the transactions as the Company’s foreign currency transactions are primarily denominated in British pounds.

Capital Resources and Liquidity

At December 31, 2011 and 2010, the Company’s cash and cash equivalents totaled $1.4 million and $3.0 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The primary source of liquidity for the Company is its cash flow from leasing activities. As the lease terms expire, the Company will re-lease or sell the equipment. The future liquidity beyond the contractual minimum rentals will depend on AFS’s success in remarketing or selling the equipment as it comes off-rental.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2011	2010
Net cash provided by (used in):
Operating activities	$5,602	$6,069
Investing activities	523	(626)
Financing activities	(7,701)	(6,105)
Net decrease in cash and cash equivalents	$(1,576)	$(662)

2011 versus 2010

During 2011 and 2010, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company realized cash flow from the sale or disposition of equipment and the early termination of certain notes.

During the same comparative years, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling a combined $5.2 million for each of the years ended December 31, 2011 and 2010. In addition, cash was used to partially pay down $2.5 million and $3.2 million of debt during 2011 and 2010, respectively; and to purchase lease assets totaling $1.2 million in 2011 and $2.9 million in 2010. Finally, cash was also used to pay invoices related to management fees and expenses during 2011, and to pay other payables during 2010.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company and affiliates were in compliance with all covenants under the Credit Facility as of December 31, 2011. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

“EBITDA” is defined under the Credit Facility as, for the relevant period of time (1) gross revenues (all payments from leases and notes receivable) for such period minus (2) expenses deducted in determining net income for such period plus (3) to the extent deducted in determining net income for such period (a) provision for income taxes and (b) interest expense, and (c) depreciation, amortization and other non-cash charges. Extraordinary items and gains or losses on (and proceeds from) sales or dispositions of assets outside of the ordinary course of business are excluded in the calculation of EBITDA. “Tangible Net Worth” is defined as, as of the date of determination, (i) the net worth of the Company, after deducting therefrom (without duplication of deductions) the net book amount of all assets of the Company, after deducting any reserves and other amounts for assets which would be treated as intangibles under accounting principles generally accepted in the United States of America (“GAAP”), and after certain other adjustments permitted under the agreements.

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of December 31, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $12.6 million, 0.44 to 1, and 17.04 to 1, respectively, as of December 31, 2011. As such, as of December 31, 2011, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA for the year ended December 31, 2011 (in thousands):

Net income – GAAP basis	$1,411
Interest expense	410
Depreciation of operating lease assets	4,415
Amortization of initial direct costs	43
Provision for credit losses	36
Provision for losses on investment securities	57
Impairment losses on equipment	37
Principal payments received on direct financing leases	182
Principal payments received on notes receivable	397
EBITDA (for Credit Facility financial covenant calculation only)	$6,988

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

Non-Recourse Long-Term Debt

As of December 31, 2011, the Company had non-recourse long-term debt totaling $5.5 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 8 and 9 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. Additional distributions have been consistently made through December 31, 2011. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Other

Due to the April 2009 bankruptcy of a major lessee, Chrysler Corporation, the Company, in accordance with its accounting policy for allowance for doubtful accounts, placed all operating leases with Chrysler on non-accrual status pending resumption of recurring payment activity. On April 1, 2011, Chrysler accounts were returned to accrual status.

As of December 31, 2011, there were no lease contracts placed in non-accrual status. At December 31, 2010, net investment in equipment underlying all lease contracts placed on a cash basis approximated $612 thousand, all of which were related to Chrysler. As of December 31, 2010, the Company also considered the equipment underlying the lease contracts placed on a cash basis for impairment and deemed that such equipment was not impaired. At both December 31, 2011 and 2010, the Company has certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2011, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 15 through 39.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund XI, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund XI, LLC (the “Company”) as of December 31, 2011 and 2010, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund XI, LLC as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP
San Francisco, California March 15, 2012

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010
(In Thousands)

	2011	2010
ASSETS
Cash and cash equivalents	$1,416	$2,992
Accounts receivable, net of allowance for doubtful accounts of $58 as of December 31, 2011 and $24 as of December 31, 2010	411	351
Notes receivable, net of unearned interest income of $191 and allowance for credit losses of $2 at December 31, 2011 and net of unearned interest income of $299 and allowance for credit losses of $0 at December 31, 2010	1,095	1,495
Investment in securities	200	298
Investments in equipment and leases, net of accumulated depreciation of $27,956 as of December 31, 2011 and $27,904 as of December 31, 2010	16,144	20,615
Prepaid expenses and other assets	10	20
Total assets	$19,276	$25,771
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$111	$198
Accrued distributions to Other Members	551	551
Other	321	228
Non-recourse debt	5,542	8,033
Unearned operating lease income	166	377
Total liabilities	6,691	9,387
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	12,585	16,384
Total Members’ capital	12,585	16,384
Total liabilities and Members’ capital	$19,276	$25,771

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(In Thousands Except for Units and Per Unit Data)

	2011	2010
Revenues:
Leasing and lending activities:
Operating leases	$7,273	$7,776
Direct financing leases	102	134
Interest on notes receivable	108	170
Gain on sales of lease assets and early termination of notes	56	200
Gain on sales or dispositions of securities	52	33
Other	36	112
Total revenues	7,627	8,425
Expenses:
Depreciation of operating lease assets	4,415	6,094
Asset management fees to Managing Member	364	412
Acquisition expense	97	176
Cost reimbursements to Managing Member	474	477
Provision (reversal of provision) for credit losses	36	(18)
Impairment losses on equipment	37	17
Provision for losses on investment in securities	57	15
Amortization of initial direct costs	43	118
Interest expense	410	482
Professional fees	106	172
Outside services	36	66
Other	141	121
Total operating expenses	6,216	8,132
Other income, net	—	17
Net income	$1,411	$310
Net income (loss):
Managing Member	$391	$391
Other Members	1,020	(81)
	$1,411	$310
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.20	$(0.02)
Weighted average number of Units outstanding	5,209,307	5,209,711

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2009	5,210,507	$21,288	$—	$21,288
Repurchases of Units	(1,200)	(4)	—	(4)
Distributions to Other Members ($0.93 per Unit)	—	(4,819)	—	(4,819)
Distributions to Managing Member	—	—	(391)	(391)
Net (loss) income	—	(81)	391	310
Balance December 31, 2010	5,209,307	16,384	—	16,384
Distributions to Other Members ($0.93 per Unit)	—	(4,819)	—	(4,819)
Distributions to Managing Member	—	—	(391)	(391)
Net income	—	1,020	391	1,411
Balance December 31, 2011	5,209,307	$12,585	$—	$12,585

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(In Thousands)

	2011	2010
Operating activities:
Net income	$1,411	$310
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(56)	(200)
Depreciation of operating lease assets	4,415	6,094
Amortization of initial direct costs	43	118
Impairment losses on equipment	37	17
Provision (reversal of provision) for credit losses	36	(18)
Provision for losses on investment in securities	57	15
Gain on sale or disposition of securities	(52)	(33)
Changes in operating assets and liabilities:
Accounts receivable	(94)	(120)
Prepaid expenses and other assets	10	19
Accounts payable, Managing Member	(87)	111
Accounts payable, other	93	(184)
Unearned operating lease income	(211)	(60)
Net cash provided by operating activities	5,602	6,069
Investing activities:
Purchases of equipment on operating leases	(1,224)	(2,893)
Purchase of securities	—	(7)
Proceeds from sales of lease assets and early termination of notes	1,077	1,326
Payments of initial direct costs	(2)	—
Proceeds from sales or dispositions of securities	93	33
Principal payments received on direct financing leases	182	110
Principal payments received on notes receivable	397	805
Net cash provided by (used in) investing activities	523	(626)
Financing activities:
Borrowings under non-recourse debt	—	2,320
Repayments under non-recourse debt	(2,491)	(3,211)
Distributions to Other Members	(4,819)	(4,819)
Distributions to Managing Member	(391)	(391)
Repurchases of Units	—	(4)
Net cash used in financing activities	(7,701)	(6,105)
Net decrease in cash and cash equivalents	(1,576)	(662)
Cash and cash equivalents at beginning of year	2,992	3,654
Cash and cash equivalents at end of year	$1,416	$2,992
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$415	$492
Cash paid during the year for taxes	$31	$50
Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$551	$551
Distributions payable to Managing Member at year-end	$45	$45

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through December 31, 2011 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of December 31, 2011, 5,209,307 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2011 and 2010, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2011, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

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

Accounts receivable:

Accounts receivable represent the amounts billed under operating and direct financing lease contracts, and notes receivable which are currently due to the Company. Allowances for doubtful accounts are established based on historical charge off and collection experience and the collectability of specifically identified lessees and invoiced amounts. Accounts receivable deemed uncollectible are charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received.

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing transaction accounts which are fully insured, without limit, through December 31, 2012 under the Dodd-Frank amendment to the Federal Deposit Insurance Act. This unlimited coverage is separate from, and in addition to, the coverage provided to depositors with other accounts held at a depository institution insured by the Federal Deposit Insurance Corporation. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable.

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

Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

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

The primary geographic regions in which the Company seeks leasing and financing opportunities are North America and Europe.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2011 and 2010 and long-lived assets as of December 31, 2011 and 2010 (dollars in thousands):

	For the Year Ended December 31,
	2011	% of Total	2010	% of Total
Revenue
United States	$7,069	93%	$7,682	91%
United Kingdom	558	7%	743	9%
Total International	558	7%	743	9%
Total	$7,627	100%	$8,425	100%

	As of December 31,
	2011	% of Total	2010	% of Total
Long-lived assets
United States	$15,782	98%	$19,738	96%
United Kingdom	362	2%	877	4%
Total International	362	2%	877	4%
Total	$16,144	100%	$20,615	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. During 2011, the Company had deemed certain investment securities to be impaired and recorded fair value adjustments totaling $2 thousand and $55 thousand at June 30, 2011 and March 31, 2011, respectively. Such adjustments reduced the cost basis of the investments. No additional fair value adjustment was deemed necessary at December 31, 2011. At December 31, 2010, the Company recorded a fair value adjustment of approximately $15 thousand which reduced the cost basis of an impaired investment which was subsequently disposed of in January 2011.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value, as determined by the Managing Member, on the balance sheet as assets or liabilities. At both December 31, 2011 and 2010, the Managing Member estimated the fair value of the warrants to be nominal in amount. Gains recognized on the net exercise of certain warrants totaled $52 thousand and $33 thousand for the years ended December 31, 2011 and 2010, respectively.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

date have not been significant. During 2011, the Company did not record other income or loss on a net basis as its currency gains of $155 thousand were fully offset by foreign currency losses of the same amount. By comparison, the Company recorded other income, net totaling $17 thousand during 2010 related to net gains and losses from foreign currency transactions.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability, unearned operating lease income. The liability is recorded when the prepayments are received and recognized as operating lease revenue ratably over the period to which the prepayments relate.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Review Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states, which levy income taxes on partnerships. For the years ended December 31, 2011 and 2010, the current provision for state income taxes was approximately $37 thousand and $26 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2011 and 2010 as follows (in thousands):

	2011	2010
Financial statement basis of net assets	$12,585	$16,384
Tax basis of net assets (unaudited)	12,069	15,735
Difference	$516	$649

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax returns (unaudited) for the years ended December 31, 2011 and 2010, respectively (in thousands):

	2011	2010
Net income per financial statements	$1,411	$310
Tax adjustments (unaudited):
Adjustment to depreciation expense	(549)	827
Provision for doubtful accounts	35	(186)
Adjustments to revenues	95	(5)
Adjustments to gain on sales of assets	603	9
Other	(51)	(164)
Income per federal tax return (unaudited)	$1,544	$791

Other income, net:

Other income, net consists of gains and losses on foreign exchange transactions. During the year ended December 31, 2011, foreign currency gains were fully offset by like amounts of foreign currency transaction losses. During 2010, other income, net was comprised of net gains on foreign currency transactions.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

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

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance will be effective for the first interim or annual period beginning on or after June 15, 2011, and was applied retrospectively to the beginning of the annual period of adoption. The adoption of this update did not have a material impact on the Company’s financial position or results of operations.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2011 and 2010, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2011	2010
Manufacturing	44%	48%
Transportation, rail	26%	22%
Transportation services	13%	14%

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers: - (continued)

During 2011 and 2010, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2011	2010
Union Pacific	Transportation	20%	19%
New NGC, Inc.	Materials handling	13%	17%
International Paper Co.	Materials handling	*	10%
East Midlands Ambulance Service NHS Trust	Transportation	*	10%
*	Less than 10%

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable were generally up to 120 months and bear interest at rates ranging from 8.4% to 11.58%. The notes are secured by the equipment financed. The notes mature from 2012 through 2016.

As of December 31, 2010, two notes receivable with a combined net book value approximating $96 thousand were on non-accrual status and were considered impaired relative to their payment terms. Of these non-accrual status notes, a note for $73 thousand was restructured pursuant to a forbearance agreement at graduated default interest-only payment terms followed by a balloon payment of unpaid principal scheduled for October 2011. The default interest rates increase started at 12.50% and graduated up to 18.00%. Such note was paid in full in September 2011. The remaining non-accrual note, for $23 thousand, was modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at the original rate of 11.58%. As of December 31, 2011, this note continues in non-accrual status and reflects a principal balance outstanding of $20 thousand. While the note has been current with respect to its restructured terms, management has determined that a $2 thousand adjustment was necessary to reflect fair value at September 30, 2011. No incremental adjustment was deemed necessary as of December 31, 2011.

The minimum future payments receivable as of December 31, 2011 are as follows (in thousands):

Year ending December 31, 2012	$418
2013	295
2014	221
2015	166
2016	188
1,288
Less: portion representing unearned interest income	(191)
1,097
Less: Reserve for impairment	(2)
Notes receivable, net	$1,095

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	For the Year Ended December 31,
	2011	2010
IDC amortization – notes receivable	$1	$3
IDC amortization – lease assets	42	115
Total	$43	$118

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2009	$—	$—	$209	$—	$—	$209
Provision (reversal of provision) for credit losses	6	—	(24)			(18)
(Charge-offs)/adjustments	—	—	(167)	—	—	(167)
Balance December 31, 2010	6	—	18	—	—	24
(Reversal of provision) provision for credit losses	(6)	—	40	2	—	36
Balance December 31, 2011	$—	$—	$58	$2	$—	$60

Accounts Receivable

Accounts receivable represent the amounts billed under operating and direct financing lease contracts, and notes receivable which are currently due to the Company.

Allowances for doubtful accounts are typically established based upon their aging and historical charge off and collection experience and the creditworthiness of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received. Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease or note payments outstanding less than 90 days. Based upon management’s judgment, such leases or notes may be placed in non-accrual status. Leases or notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, revenues on operating leases are recognized on a cash basis. All payments received on amounts billed under direct financing leases contracts and notes receivable are applied only against outstanding principal balances.

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

As of December 31, 2011 and 2010, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$2	$—	$2
Ending balance: individually evaluated for impairment	$2	$—	$2
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,097	$237	$1,334
Ending balance: individually evaluated for impairment	$1,097	$237	$1,334
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

December 31, 2010	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,495[1]	$243	$1,738
Ending balance: individually evaluated for impairment	$1,495	$243	$1,738
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
[1]	Includes $1 of unamortized initial direct costs.

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

At December 31, 2011 and 2010, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	2011	2010	2011	2010
Pass	$—	$54	$188	$243
Special mention	1,097	1,367	49	—
Substandard	—	73	—	—
Doubtful	—	—	—	—
Total	$1,097	$1,494	$237	$243

At December 31, 2011 and 2010, investment in financing receivables is aged as follows (in thousands):

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment> 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,097	$1,097	$—
Finance leases	12	6	41	59	178	237	41
Total	$12	$6	$41	$59	$1,275	$1,334	$41

December 31, 2010	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment> 90 Days and Accruing
Notes receivable	$116	$26	$—	$142	$1,352	$1,494	$—
Finance leases	—	—	—	—	243	243	—
Total	$116	$26	$—	$142	$1,595	$1,737	$—

As discussed in Note 4, one of the Company’s note receivable continues to be in non-accrual status at December 31, 2011 and was considered impaired relative to its payment terms. While the note has been current with respect to its restructured terms, management has determined that a $2 thousand adjustment was necessary to reflect fair value at September 30, 2011. No incremental adjustment was deemed necessary at December 31, 2011.

At December 31, 2011, certain investments in financing receivables with related accounts receivable past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above. At December 31, 2010, there were no accounts receivable related to net investments in financing receivables placed in non-accrual status.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2010	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2011
Net investment in operating leases	$20,028	$(35)	$(4,415)	$15,578
Net investment in direct financing leases	243	176	(182)	237
Assets held for sale or lease, net	262	25	—	287
Initial direct costs, net of accumulated amortization of $137 at December 31, 2011 and $370 at December 31, 2010	82	2	(42)	42
Total	$20,615	$168	$(4,639)	$16,144

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During 2011 and 2010, the Company deemed certain off-lease assets to be impaired, and accordingly, recorded fair value adjustments of $37 thousand and $17 thousand, respectively, which reduced the cost basis of such assets.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $4.4 million and $6.1 million for the respective years ended December 31, 2011 and 2010.

All of the leased property was acquired during the years 2005 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2010	Additions	Reclassifications or Dispositions	Balance December 31, 2011
Transportation, rail	$11,723	$—	$—	$11,723
Materials handling	13,609	—	(2,235)	11,374
Transportation, other	10,778	1,224	(2,346)	9,656
Mining	2,893	—	—	2,893
Construction	2,336	—	(95)	2,241
Aviation	1,658	—	—	1,658
Marine vessels	1,415	—	—	1,415
Manufacturing	953	—	—	953
Logging and lumber	781	—	—	781
Research	402	—	(402)	—
Office furniture	146	—	(146)	—
	46,694	1,224	(5,224)	42,694
Less accumulated depreciation	(26,666)	(4,415)	3,965	(27,116)
Total	$20,028	$(3,191)	$(1,259)	$15,578

The average estimated residual value for assets on operating leases was 21% of the assets’ original cost at both December 31, 2011 and 2010.

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

As of December 31, 2011, there were no operating lease contracts placed in non-accrual status. At December 31, 2010, the total net investment in equipment underlying lease contracts placed in non-accrual status totaled $612 thousand. Such contracts had related accounts receivable approximating $33 thousand at December 31, 2010. The Company has certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases, and all other lease contracts, for any actual change in collectability status and indication of necessary valuation adjustments.

Direct financing leases:

As of December 31, 2011 and 2010, investment in direct financing leases primarily consists of materials handling and research equipment.

The following lists the components of the Company’s investment in direct financing leases as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Total minimum lease payments receivable	$261	$331
Estimated residual values of leased equipment (unguaranteed)	46	51
Investment in direct financing leases	307	382
Less unearned income	(70)	(139)
Net investment in direct financing leases	$237	$243

There were no investment in direct financing lease assets in non-accrual status at December 31, 2011 and 2010.

At December 31, 2011, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2012	$3,843	$195	$4,038
2013	2,671	66	2,737
2014	1,823	—	1,823
2015	835	—	835
2016	158	—	158
Thereafter	237	—	237
	$9,567	$261	$9,828

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

7. Related party transactions: - (continued)

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2011, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Costs reimbursed to Managing Member and/or affiliates	$474	$477
Asset management fees to Managing Member and/or affiliates	364	412
Acquisition and initial direct costs paid to Managing Member	100	176
	$938	$1,065

8. Non-recourse debt:

At December 31, 2011 and 2010, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.33% to 5.95%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2011, gross lease rentals totaled approximately $6.0 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $8.3 million. The notes mature from 2012 through 2015.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2012	$1,890	$245	$2,135
2013	1,700	155	1,855
2014	1,313	73	1,386
2015	639	17	656
	$5,542	$490	$6,032

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

As of December 31, 2011 and 2010, borrowings under the facility were as follows (in thousands):

	2011	2010
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the venture, acquisition and warehouse facilities	(7,476)	(5,345)
Total remaining available under the venture, acquisition and warehouse facilities	$67,524	$69,655

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of December 31, 2011, the aggregate amount remaining unutilized under the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of December 31, 2011, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $12.6 million, 0.44 to 1, and 17.04 to 1, respectively, as of December 31, 2011. As such, as of December 31, 2011, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

9. Borrowing facilities: - (continued)

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At both December 31, 2011 and 2010, the Company had no outstanding borrowings under the acquisition facility.

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

As of December 31, 2011, the investment program participants were ATEL Capital Equipment Fund X, LLC, the Company, ATEL 12, LLC and ATEL 14, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

Borrowings of $5.6 million and $4.8 million were outstanding under the Warehouse Facility as of December 31, 2011 and 2010, respectively. The Company’s maximum contingent obligation on the outstanding warehouse balances at December 31, 2011 and 2010 were approximately $590 thousand and $1.1 million, respectively.

10. Commitments:

At December 31, 2011, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

12. Members’ capital:

Units issued and outstanding were 5,209,307 at both December 31, 2011 and 2010, respectively. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated sales of Units effective April 30, 2006.

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

The Company repurchased 1,200 Units during 2010. By comparison, there were no Units repurchased during 2011.

During the years ended December 31, 2011 and 2010, distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2011	2010
Distributions	$4,819	$4,819
Weighted average number of Units outstanding	5,209,307	5,209,711
Weighted average distributions per Unit	$0.93	$0.93

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

At December 31, 2011 and 2010, the Company had no assets or liabilities that require measurement at fair value on a recurring basis. During the first three quarters of 2011, the Company recorded adjustments to reflect the fair value of impaired assets including: off-lease assets, notes receivable and investment securities on a non-recurring basis. As of December 31, 2011, no additional fair value adjustments were deemed necessary. At December 31, 2010, the Company measured impaired off-lease equipment and investment securities at fair value on a non-recurring basis. The measurement methodologies are as follows:

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary. There were no fair value adjustments relative to impaired notes receivable at both December 31, 2011 and 2010.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

During the first three quarters of 2011, the Company had previously recorded a fair value adjustment totaling $2 thousand which reduced the cost basis of an impaired note receivable at September 30, 2011. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable was classified within Level 3 of the valuation hierarchy at September 30, 2011. Such valuation utilized a market approach technique and used inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

Impaired off-lease equipment

The Company had no fair value adjustments relative to impaired equipment as of December 31, 2011. Year-to-date, the Company had recorded fair value adjustments of $37 thousand which reduced the cost basis of certain off-lease equipment deemed impaired at June 30, 2011. Such impaired off-lease equipment were disposed of during the second half of 2011.

As of December 31, 2010, the Company recorded fair value adjustments of approximately $17 thousand which reduced the cost basis of certain off-lease equipment deemed impaired at year-end 2010.

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

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had no fair value adjustments relative to impaired investment securities as of December 31, 2011. Year-to-date, the Company had recorded fair value adjustments of $2 thousand and $55 thousand which reduced the cost basis of investments deemed impaired at June 30, 2011 and March 31, 2011, respectively. The non-recurring fair value adjustment at June 30, 2011 was based on an approximate 25% reduction in valuation based on the expected value of shares of the venture company as contemplated in its merger agreement terms; and, the non-recurring fair value adjustment at March 31, 2011 was based on an approximate 87% reduction in valuation as determined by investee cash burn and potential for additional venture investors. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of both impaired investment securities are classified within Level 3 of the valuation hierarchy due to the significant inputs that are unobservable in the market.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

The following tables present the fair value measurements of impaired assets measured at fair value on a recurring and non-recurring basis during 2011 and 2010, and the level within the hierarchy in which the fair value measurements fall at December 31, 2011 and 2010 (in thousands):

	December 31, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis
Impaired notes receivable	$18	$—	$—	$18
Impaired investment securities	15	—	—	15

	December 31, 2010	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis
Impaired off-lease equipment	$50	$—	$—	$50
Impaired investment securities	41	41	—	—

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

Notes receivable

The fair value of the Company’s notes receivable is estimated using discounted cash flow analyses, based upon current market rates for similar types of lending arrangements, with adjustments for non-accrual loans as deemed necessary.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2011 and 2010 (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,416	$1,416	$2,992	$2,992
Notes receivable	1,095	1,095	1,495	1,495
Investment in securities	200	200	298	298
Financial liabilities:
Non-recourse debt	5,542	5,825	8,033	8,332

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2011. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2011.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The registrant is a Limited Liability Company and has no officers or directors.

ATEL Financial Services, LLC (“AFS”) is the Company’s Managing Member or Manager. AFS is controlled by ATEL Capital Group (“ACG” or “ATEL”), a holding company formed to control AFS and affiliated companies. The outstanding voting capital stock of ACG is owned 100% by Dean L. Cash.

Each of ATEL Leasing Corporation (“ALC”) and AFS is a wholly-owned subsidiary of ACG and performs services for the Company. Acquisition services, equipment management, lease administration and asset disposition services are performed by ALC; and investor relations, communications and general administrative services are performed by AFS.

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

Dean L. Cash, age 61, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 58, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 53, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2011.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Managing Member, AFS, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2011 and 2010 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ASC, an affiliate of AFS.

Through December 31, 2011, $4.7 million of such commissions had been paid to AFS or its affiliate. Of that amount, $3.9 million has been re-allowed to other broker/dealers.

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

Under the NASAA Equipment Leasing Guidelines, the Fund is required to commit a minimum percentage of the Gross Proceeds to Investment in Equipment, calculated as the greater of: (i) 80% of the Gross Proceeds reduced by 0.0625% for each 1% of indebtedness encumbering the Fund’s equipment; or (ii) 75% of such Gross Proceeds. The Fund intends to incur total indebtedness equal to 50% of the aggregate cost of its equipment. The Operating Agreement requires the Fund to commit at least 85.875% of the Gross Proceeds to Investment in Equipment. Based on the formula in the NASAA Guidelines, the Fund’s minimum Investment in Equipment would equal 76.875% of Gross Proceeds (80% – [50% × .0625%] = 76.875%), and the Fund’s minimum Investment in Equipment would therefore exceed the NASAA Fee Limitation minimum by 9%.

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

Managing Member’s Interest in Operating Proceeds

AFS receives an allocation of all 7.5% of all Company net income, net loss and investment tax credits corresponding to its Carried Interest in Distributions and the remaining 92.5% is allocated among the Members. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2011 and 2010.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2011, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 7 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2011 and 2010, the Company incurred audit and other fees with its principal auditors as follows (in thousands):

	2011	2010
Audit fees	$63	$107
Other	3	24
	$66	$131

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

Date: March 15, 2012

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 15, 2012
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 15, 2012
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 15, 2012

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.