Form 10-Q
period 2012-03-31
ATEL Capital Equipment Fund XI, LLC
filed 2012-05-10
CIK 1297667

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2012

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

The number of Limited Liability Company Units outstanding as of April 30, 2012 was 5,209,307.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

MARCH 31, 2012 AND DECEMBER 31, 2011
(In Thousands)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$1,682	$1,416
Accounts receivable, net of allowance for doubtful accounts of $60 as of March 31, 2012 and $58 as of December 31, 2011	296	411
Notes receivable, net of unearned interest income of $169 and allowance for credit losses of $10 at March 31, 2012 and net of unearned interest income of $191 and allowance for credit losses of $2 at December 31, 2011	1,007	1,095
Investment in securities	221	200
Investments in equipment and leases, net of accumulated depreciation of $27,367 as of March 31, 2012 and $27,956 as of December 31, 2011	14,905	16,144
Prepaid expenses and other assets	7	10
Total assets	$18,118	$19,276
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$115	$111
Accrued distributions to Other Members	551	551
Other	315	321
Non-recourse debt	5,029	5,542
Unearned operating lease income	174	166
Total liabilities	6,184	6,691
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	11,934	12,585
Total Members’ capital	11,934	12,585
Total liabilities and Members’ capital	$18,118	$19,276

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2012 AND 2011
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Leasing and lending activities:
Operating leases	$1,656	$1,852
Direct financing leases	12	27
Interest on notes receivable	22	29
Gain of sales of lease assets and early termination of notes	123	5
Gain on sales or dispositions of securities	—	7
Unrealized gain on securities	53	—
Other	21	23
Total revenues	1,887	1,943
Expenses:
Depreciation of operating lease assets	803	1,301
Asset management fees to Managing Member	88	90
Acquisition expense	12	23
Cost reimbursements to Managing Member	113	120
Provision for credit losses	10	36
Provision for losses on investment in securities	32	55
Amortization of initial direct costs	7	16
Interest expense	80	117
Professional fees	49	58
Outside services	8	8
Other	35	34
Total operating expenses	1,237	1,858
Other income, net	1	—
Net income	$651	$85
Net income (loss):
Managing Member	$97	$97
Other Members	554	(12)
	$651	$85
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.11	$(0.00)
Weighted average number of Units outstanding	5,209,307	5,209,307

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE THREE MONTHS ENDED
MARCH 31, 2012
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2010	5,209,307	$16,384	$—	$16,384
Distributions to Other Members ($0.93 per Unit)	—	(4,819)	—	(4,819)
Distributions to Managing Member	—	—	(391)	(391)
Net income	—	1,020	391	1,411
Balance December 31, 2011	5,209,307	12,585	—	12,585
Distributions to Other Members ($0.23 per Unit)	—	(1,205)	—	(1,205)
Distributions to Managing Member	—	—	(97)	(97)
Net income	—	554	97	651
Balance March 31, 2012	5,209,307	$11,934	$—	$11,934

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2012 AND 2011
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$651	$85
Adjustment to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(123)	(5)
Depreciation of operating lease assets	803	1,301
Amortization of initial direct costs	7	16
Provision for credit losses	10	36
Provision for losses on investment in securities	32	55
Gain on sales or dispositions of securities	—	(7)
Unrealized gain on securities	(53)	—
Changes in operating assets and liabilities:
Accounts receivable	113	(137)
Prepaid expenses and other assets	3	3
Accounts payable, Managing Member	4	(138)
Accounts payable, other	(6)	71
Unearned operating lease income	8	126
Net cash provided by operating activities	1,449	1,406
Investing activities:
Proceeds from sales of lease assets and early termination of notes	509	77
Principal payments received on direct financing leases	43	36
Proceeds from sales or dispositions of securities	—	47
Principal payments received on notes receivable	80	85
Net cash provided by investing activities	632	245
Financing activities:
Repayments under non-recourse debt	(513)	(713)
Distributions to Other Members	(1,205)	(1,205)
Distributions to Managing Member	(97)	(97)
Net cash used in financing activities	(1,815)	(2,015)
Net increase (decrease) in cash and cash equivalents	266	(364)
Cash and cash equivalents at beginning of period	1,416	2,992
Cash and cash equivalents at end of period	$1,682	$2,628
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$82	$115
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$551	$551
Distributions payable to Managing Member at period-end	$45	$45
Securities acquired through conversion of warrants	$53	$—

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through June 2010 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of March 31, 2012, 5,209,307 Units were issued and outstanding.

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

The Company’s unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after March 31, 2012 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2012 and 2011 and long-lived assets as of March 31, 2012 and December 31, 2011 (dollars in thousands):

	For The Three Months Ended March 31,
	2012	% of Total	2011	% of Total
Revenue
United States	$1,759	93%	$1,765	91%
United Kingdom	128	7%	178	9%
Total International	128	7%	178	9%
Total	$1,887	100%	$1,943	100%

	As of March 31,		As of December 31,
	2012	% of Total	2011	% of Total
Long-lived assets
United States	$14,559	98%	$15,782	98%
United Kingdom	346	2%	362	2%
Total International	346	2%	362	2%
Total	$14,905	100%	$16,144	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. During the first quarters of 2012 and 2011, the Company deemed certain investment securities to be impaired and recorded fair value adjustments

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

totaling $32 thousand and $55 thousand which reduced the cost basis of the investments at March 31, 2012 and 2011, respectively. An additional $2 thousand adjustment was recorded to reduce the cost basis of an impaired security at June 30, 2011. No additional fair value adjustment was deemed necessary through December 31, 2011.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value, as determined by the Managing Member, on the balance sheet as assets or liabilities. At March 31, 2012 and December 31, 2011, the Managing Member estimated the fair value of the warrants to be nominal in amount. During the first quarter of 2012, the Company recorded an unrealized gain of $53 thousand relative to the conversion of warrants associated with shares of a venture company. During the first quarter of 2011, the Company recognized gains of $7 thousand relative to the net exercise of warrants. There was no such net exercise during the current year quarter.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company recognized net foreign currency translation gains of $1 thousand for the three months ended March 31, 2012. By comparison, the Company did not record other income or loss on a net basis during the prior year period as its currency gains were fully offset by foreign currency losses of the same amount.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In May 2011, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) (collectively the “Boards”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 created a uniform framework for applying fair value measurement principles for companies around the world and clarified existing guidance in US GAAP. ASU 2011-04 is effective for the first interim or annual reporting period beginning after December 15, 2011 and shall be applied prospectively. The Company adopted the provisions of ASU 2011-04 effective January 1, 2012. The fair value measurement provisions of ASU 2011-04 had no material impact on the Company’s financial position or results of operations.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are generally up to 120 months and bear interest at rates ranging from 8.42% to 11.58%. The notes are secured by the equipment financed, and mature from 2012 through 2016.

The Company had a note in non-accrual status at March 31, 2012 and December 31, 2011. The note was originally placed in non-accrual status in 2010, at which time, its term was modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at the original rate of 11.58%. As of March 31, 2012, the aforementioned note reflects a principal balance outstanding of $18 thousand. As of the same date, such note was current with respect to its restructured terms. However, the Company deemed it necessary to record an $8 thousand fair value adjustment at March 31, 2012 to reflect the fair value of the non-accrual notes. Such fair value adjustment was in addition to a $2 thousand adjustment previously recorded at September 30, 2011.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

The minimum future payments receivable as of March 31, 2012 are as follows (in thousands):

Nine months ending December 31, 2012	$316
Year ending December 31, 2013	295
2014	221
2015	166
2016	188
1,186
Less: portion representing unearned interest income	(169)
1,017
Less: Reserve for impairment	(10)
Notes receivable, net	$1,007

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
IDC amortization – notes receivable	$—	$1
IDC amortization – lease assets	7	15
Total	$7	$16

4. Allowance for credit losses:

The Company’s provision for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2010	$6	$—	$18	$—	$—	$24
(Reversal of provision) provision for credit losses	(6)	—	40	2	—	36
Balance December 31, 2011	—	—	58	2	—	60
Provision for credit losses	—	—	2	8	—	10
Balance March 31, 2012	$—	$—	$60	$10	$—	$70

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of March 31, 2012 and December 31, 2011, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

March 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$10	$—	$10
Ending balance: individually evaluated for impairment	$10	$—	$10
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,017	$198	$1,215
Ending balance: individually evaluated for impairment	$1,017	$198	$1,215
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

December 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$2	$—	$2
Ending balance: individually evaluated for impairment	$2	$—	$2
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,097	$237	$1,334
Ending balance: individually evaluated for impairment	$1,097	$237	$1,334
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

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

At March 31, 2012 and December 31, 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Pass	$—	$—	$158	$188
Special mention	999	1,097	40	49
Substandard	—	—	—	—
Doubtful	18	—	—	—
Total	$1,017	$1,097	$198	$237

As of March 31, 2012 and December 31, 2011, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	18	18	10	19	—
Total	$18	$18	$10	$19	$—

	Impaired Loans
December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	20	20	2	20	—
Total	$20	$20	$2	$20	$—

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At March 31, 2012 and December 31, 2011, net investment in financing receivables is aged as follows (in thousands):

March 31, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,017	$1,017	$—
Finance leases	1	—	—	1	197	198	—
Total	$1	$—	$—	$1	$1,214	$1,215	$—

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,097	$1,097	$—
Finance leases	12	6	41	59	178	237	41
Total	$12	$6	$41	$59	$1,275	$1,334	$41

As discussed in Note 3, one of the Company’s note receivable continues to be in non-accrual status at March 31, 2012 and was considered impaired relative to its payment terms. While, as of the same date, the note was current with respect to its restructured terms, management has determined that an additional $8 thousand adjustment was necessary to reflect fair value. The Company had previously recorded a $2 thousand fair value adjustment to reduce the cost basis of the aforementioned impaired note at September 30, 2011. No incremental adjustment was necessary at December 31, 2011.

As of March 31, 2012, there were no accounts receivable related to net investments in financing receivables placed in non-accrual status. As of December 31, 2011, certain investments in financing receivables with related accounts receivable past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above.

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications & Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2012
Net investment in operating leases	$15,578	$(455)	$(803)	$14,320
Net investment in direct financing leases	237	4	(43)	198
Assets held for sale or lease, net	287	65	—	352
Initial direct costs, net of accumulated amortization of $128 at March 31, 2012 and $137 at December 31, 2011	42	—	(7)	35
Total	$16,144	$(386)	$(853)	$14,905

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. The Company had no impairment losses during each of the three months ended March 31, 2012 and 2011.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $803 thousand and $1.3 million for the respective three months ended March 31, 2012 and 2011.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

All of the leased property was acquired during the years 2005 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance March 31, 2012
Transportation, rail	$11,723	$—	$(21)	$11,702
Materials handling	11,374	—	(1,716)	9,658
Transportation, other	9,656	—	—	9,656
Mining	2,893	—	—	2,893
Construction	2,241	—	—	2,241
Aviation	1,658	—	—	1,658
Marine vessels	1,415	—	—	1,415
Manufacturing	953	—	—	953
Logging and lumber	781	—	(376)	405
Other	—	—	4	4
	42,694	—	(2,109)	40,585
Less accumulated depreciation	(27,116)	(803)	1,654	(26,265)
Total	$15,578	$(803)	$(455)	$14,320

The average estimated residual value for assets on operating leases was 21% of the assets’ original cost at both March 31, 2012 and December 31, 2011.

There were no operating lease contracts placed in non-accrual status at March 31, 2012 and December 31, 2011. As of the same dates, the Company has certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

Direct financing leases:

As of March 31, 2012 and December 31, 2011, investment in direct financing leases primarily consists of materials handling, furniture and fixtures, and research equipment. The components of the Company’s investment in direct financing leases as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012	December 31, 2011
Total minimum lease payments receivable	$205	$261
Estimated residual values of leased equipment (unguaranteed)	42	46
Investment in direct financing leases	247	307
Less unearned income	(49)	(70)
Net investment in direct financing leases	$198	$237

There were no investments in direct financing lease assets in non-accrual status at March 31, 2012 and December 31, 2011.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

At March 31, 2012, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2012	$2,892	$139	$3,031
Year ending December 31, 2013	2,678	66	2,744
2014	1,823	—	1,823
2015	835	—	835
2016	158	—	158
2017	158	—	158
Thereafter	79	—	79
	$8,623	$205	$8,828

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of March 31, 2012, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows during each of the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Costs reimbursed to Managing Member and/or affiliates	$113	$120
Asset management fees to Managing Member and/or affiliates	88	90
Acquisition and initial direct costs paid to Managing Member	12	23
	$213	$233

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt:

At March 31, 2012, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.33% to 5.95%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2012, gross lease rentals totaled approximately $5.4 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $7.8 million. The notes mature from 2012 through 2015.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Nine months ending December 31, 2012	$1,377	$175	$1,552
Year ending December 31, 2013	1,700	155	1,855
2014	1,313	73	1,386
2015	639	17	656
	$5,029	$420	$5,449

8. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions which Credit Facility includes certain financial covenants. The Credit Facility is for an amount up to $75 million and expires in June 2012. Negotiations are currently in process of extending the facility at $60 million through June 2013. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

As of March 31, 2012 and December 31, 2011, borrowings under the facility were as follows (in thousands):

	March 31, 2012	December 31, 2011
Total available under the financing arrangement	$75,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the venture, acquisition and warehouse facilities	—	(7,476)
Total remaining available under the venture, acquisition and warehouse facilities	$75,000	$67,524

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of March 31, 2012, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of March 31, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $11.9 million, 0.42 to 1, and 21.33 to 1, respectively, as of March 31, 2012. As such, as of March 31, 2012, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At both March 31, 2012 and December 31, 2011, the Company had no outstanding borrowings under the acquisition facility.

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

As of March 31, 2012, the investment program participants were ATEL Capital Equipment Fund X, LLC, the Company, ATEL 12, LLC and ATEL 14, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

As of March 31, 2012, there were no borrowings under the Warehouse Facility. As of December 31, 2011, borrowings of $5.6 million were outstanding under such facility. The Company’s maximum contingent obligation on the outstanding warehouse balances at December 31, 2011 was approximately $590 thousand.

9. Commitments:

At March 31, 2012, the Company had no commitments to either purchase lease assets or fund loans.

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

11. Members’ capital:

A total of 5,209,307 Units were issued and outstanding as of March 31, 2012 and December 31, 2011. The Fund was authorized to issue up to 15,000,000 Units. The Company terminated sales of Units effective April 30, 2006.

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

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2012	2011
Distributions	$1,205	$1,205
Weighted average number of Units outstanding	5,209,307	5,209,307
Weighted average distributions per Unit	$0.23	$0.23

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

At March 31, 2012 and December 31, 2011, the Company had no assets or liabilities that require measurement at fair value on a recurring basis. During the first quarter of 2012, the Company recorded non-recurring adjustments to reflect the fair value of impaired notes receivable and investment securities at March 31, 2012. During the first three quarters of 2011, the Company recorded non-recurring adjustments to impaired notes receivable and investment securities. Amounts at December 31, 2011 reflect the fair value of the then existing impaired assets.

The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes, information from third party remarketing agents, third party appraisals of collateral and/or other valuation techniques. These techniques are significantly affected by certain of the Company’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. As the Company is responsible for determining fair value, an analysis is performed on prices obtained from third parties. Such analysis is performed by asset management and credit department personnel who are familiar with the Company’s investments in equipment, notes receivable and equity securities of venture companies. The analysis may include a periodic review of price fluctuations and validation of numbers obtained from a specific third party by reference to multiple representative sources.

Such fair value adjustments utilized the following methodology:

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for impaired loans as deemed necessary. At March 31, 2012, the Company recorded an additional $8 thousand fair value adjustment which further reduced the cost basis of an impaired note. The Company originally deemed such note impaired in 2011 and had previously recorded a $2 thousand non-recurring adjustment at September 30, 2011. The adjustments were based upon an independent appraisal of the underlying collateral. No additional adjustment was deemed necessary at December 31, 2011. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable was classified within Level 3 of the valuation hierarchy. Such valuation utilized a market approach technique and used inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. During the three months ended March 31, 2012, the Company recorded a $32 thousand non-recurring fair value adjustment which reduced the cost basis of an investment security as of March 31, 2012. The adjustment was based on an approximate 66% reduction in valuation as determined by the cash burn rate of the investee, current liquidity, and potential necessity for additional capital infusion by other venture investors.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The Company had no fair value adjustments relative to impaired investment securities as of December 31, 2011. During the first three quarters of 2011, the Company had recorded fair value adjustments of $2 thousand and $55 thousand which reduced the cost basis of investments deemed impaired at June 30, 2011 and March 31, 2011, respectively. The non-recurring fair value adjustment at June 30, 2011 was based on an approximate 25% reduction in valuation based on the expected value of shares of the venture company as contemplated in its merger agreement terms; and, the non-recurring fair value adjustment at March 31, 2011 was based on an approximate 87% reduction in valuation as determined by the cash burn rate of the investee, current liquidity, and potential necessity for additional capital infusion by other venture investors.

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair values of the impaired investment securities are classified within Level 3 of the valuation hierarchy at both measurement periods due to the significant inputs that are unobservable in the market.

The following tables presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis
Impaired notes receivable, net	$8	$—	$—	$8
Impaired investment securities	32	—	—	32

	December 31, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis
Impaired notes receivable, net	$18	$—	$—	$18
Impaired investment securities	15	—	—	15

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

Notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for impaired loans as deemed necessary.

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

The following table presents a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at March 31, 2012
	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,682	$1,682	$—	$—	$1,682
Notes receivable, net	1,007	—	—	1,007	1,007
Investment in securities	221	—	—	221	221
Financial liabilities:
Non-recourse debt	5,029	—	—	5,266	5,266

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,416	$1,416
Notes receivable, net	1,095	1,095
Investment in securities	200	200
Financial liabilities:
Non-recourse debt	5,542	5,825

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

Results of Operations

The three months ended March 31, 2012 versus the three months ended March 31, 2011

The Company had net income of $651 thousand and $85 thousand for the three months ended March 31, 2012 and 2011, respectively. Results for the first quarter of 2012 reflect a decrease in total operating expenses offset, in part, by a reduction in total revenues when compared with results for the prior year period.

Revenues

Total revenues for the first quarter of 2012 declined by $56 thousand, or 3%, as compared to the prior year period. The net reduction in total revenues was largely attributable to decreases in revenues from both operating and direct financing leases offset, in part, by increases in gain on sales of lease assets and early termination of notes, and in unrealized gain on investment securities.

Total operating lease revenues declined by $196 thousand primarily as a result of continued run-off and sales of lease assets. Likewise, direct financing lease revenues was reduced by $15 thousand largely due to continued run-off of the portfolio.

Partially offsetting the aforementioned decreases in revenue was a $118 thousand increase in gain on sales of lease assets and early termination of notes. Such increase was largely due to a period over period increase in volume and a change in the mix of assets sold. In addition, the Company recorded a $53 thousand unrealized gain relative to the conversion of warrants associated with shares of a venture company.

Expenses

Total expenses for the first quarter of 2012 decreased by $621 thousand, or 33%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in depreciation expense and interest expense.

Depreciation expense decreased by $498 thousand, or 38%, largely due to run-off and sales of lease assets; and, interest expense was reduced by $37 thousand mainly due to a $2.3 million decline in outstanding borrowings since March 31, 2011.

Capital Resources and Liquidity

At March 31, 2012 and December 31, 2011, the Company’s cash and cash equivalents totaled $1.7 million and $1.4 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$1,449	$1,406
Investing activities	632	245
Financing activities	(1,815)	(2,015)
Net increase (decrease) in cash and cash equivalents	$266	$(364)

The three months ended March 31, 2012 versus the three months ended March 31, 2011

During the three months ended March 31, 2012 and 2011, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company also realized $509 thousand and $124 thousand of cash flows from the sale or disposition of equipment and early termination of certain notes, and the disposition of investment securities.

During the same periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling a combined $1.3 million for each of the respective three-month periods ended March 31, 2012 and 2011. In addition, cash was also used to partially pay down $513 thousand and $713 thousand of debt during the respective three months ended March 31, 2012 and 2011; and, to pay invoices related to other payables.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company and affiliates were in compliance with all covenants under the Credit Facility as of March 31, 2012. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of March 31, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $11.9 million, 0.42 to 1, and 21.33 to 1, respectively, as of March 31, 2012. As such, as of March 31, 2012, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA for the three months ended March 31, 2012 (in thousands):

Net income – GAAP basis	$651
Interest expense	80
Depreciation and amortization	803
Amortization of initial direct costs	7
Provision for credit losses	10
Provision for losses on investment securities	32
Principal payments received on direct finance leases	43
Principal payments received on notes receivable	80
EBITDA (for Credit Facility financial covenant calculation only)	$1,706

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

Non-Recourse Long-Term Debt

As of March 31, 2012, the Company had non-recourse long-term debt totaling $5.0 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. Such distributions have been consistently made through March 31, 2012.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2012, the Company had no commitments to purchase lease assets or fund loans.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

Information regarding relevant recent accounting pronouncements is included in Note 2 to the financial statements, Summary of significant accounting policies, as set forth in Part I, Item 1, Financial Statements (Unaudited).

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the Company’s critical accounting policies since December 31, 2011.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 10, 2012

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