Form 10-Q
period 2012-06-30
ATEL Capital Equipment Fund XI, LLC
filed 2012-08-13
CIK 1297667

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2012

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

The number of Limited Liability Company Units outstanding as of July 31, 2012 was 5,209,307.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

JUNE 30, 2012 AND DECEMBER 31, 2011
(In Thousands)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$1,790	$1,416
Accounts receivable, net of allowance for doubtful accounts of $1 as of June 30, 2012 and $58 as of December 31, 2011	155	411
Notes receivable, net of unearned interest income of $149 and allowance for credit losses of $10 at June 30, 2012 and net of unearned interest income of $191 and allowance for credit losses of $2 at December 31, 2011	928	1,095
Investment in securities	227	200
Investments in equipment and leases, net of accumulated depreciation of $26,145 as of June 30, 2012 and $27,956 as of December 31, 2011	13,688	16,144
Prepaid expenses and other assets	75	10
Total assets	$16,863	$19,276
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$50	$111
Accrued distributions to Other Members	551	551
Other	438	321
Non-recourse debt	4,545	5,542
Unearned operating lease income	199	166
Total liabilities	5,783	6,691
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	11,080	12,585
Total Members’ capital	11,080	12,585
Total liabilities and Members’ capital	$16,863	$19,276

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2012 AND 2011
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Leasing and lending activities:
Operating leases	$1,415	$1,786	$3,071	$3,638
Direct financing leases	33	27	45	54
Interest on notes receivable	19	26	41	55
Gain (loss) of sales of lease assets and early termination of notes	77	(6)	200	(1)
Gain on sales or dispositions of securities	1	25	1	32
Unrealized gain on securities	6	—	59	—
Other	16	2	37	25
Total revenues	1,567	1,860	3,454	3,803
Expenses:
Depreciation of operating lease assets	793	1,092	1,596	2,393
Asset management fees to Managing Member	84	87	172	177
Acquisition expense	—	20	12	43
Cost reimbursements to Managing Member	103	114	216	234
(Reversal of provision) provision for credit losses	(59)	10	(49)	46
Impairment losses on equipment	34	37	34	37
Provision for losses on investment in securities	—	2	32	57
Amortization of initial direct costs	6	10	13	26
Interest expense	72	107	152	224
Professional fees	16	16	65	74
Outside services	24	7	32	15
Other	46	37	81	71
Total operating expenses	1,119	1,539	2,356	3,397
Other income, net	—	—	1	—
Net income	$448	$321	$1,099	$406
Net income:
Managing Member	$98	$98	$195	$195
Other Members	350	223	904	211
	$448	$321	$1,099	$406
Net income per Limited Liability Company Unit (Other Members)	$0.07	$0.04	$0.17	$0.04
Weighted average number of Units outstanding	5,209,307	5,209,307	5,209,307	5,209,307

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2011
AND FOR THE SIX MONTHS ENDED
JUNE 30, 2012
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2010	5,209,307	$16,384	$—	$16,384
Distributions to Other Members ($0.93 per Unit)	—	(4,819)	—	(4,819)
Distributions to Managing Member	—	—	(391)	(391)
Net income	—	1,020	391	1,411
Balance December 31, 2011	5,209,307	12,585	—	12,585
Distributions to Other Members ($0.46 per Unit)	—	(2,409)	—	(2,409)
Distributions to Managing Member	—	—	(195)	(195)
Net income	—	904	195	1,099
Balance June 30, 2012	5,209,307	$11,080	$—	$11,080

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2012 AND 2011
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating activities:
Net income	$448	$321	$1,099	$406
Adjustment to reconcile net income to cash provided by operating activities:
(Gain) loss on sales of lease assets and early termination of notes	(77)	6	(200)	1
Depreciation of operating lease assets	793	1,092	1,596	2,393
Amortization of initial direct costs	6	10	13	26
Impairment losses on equipment	34	37	34	37
(Reversal of provision) provision for credit losses	(59)	10	(49)	46
Provision for losses on investment in securities	—	2	32	57
Gain on sales or dispositions of securities	(1)	(25)	(1)	(32)
Unrealized gain on securities	(6)	—	(59)	—
Changes in operating assets and liabilities:
Accounts receivable	200	111	313	(26)
Prepaid expenses and other assets	(68)	6	(65)	9
Accounts payable, Managing Member	(65)	27	(61)	(111)
Accounts payable, other	123	(30)	117	41
Unearned operating lease income	25	(199)	33	(73)
Net cash provided by operating activities	1,353	1,368	2,802	2,774
Investing activities:
Proceeds from sales of lease assets and early termination of notes	418	143	927	220
Principal payments received on direct financing leases	43	58	86	94
Proceeds from sales or dispositions of securities	1	25	1	72
Principal payments received on notes receivable	79	89	159	174
Net cash provided by investing activities	541	315	1,173	560
Financing activities:
Repayments under non-recourse debt	(484)	(585)	(997)	(1,298)
Distributions to Other Members	(1,204)	(1,204)	(2,409)	(2,409)
Distributions to Managing Member	(98)	(98)	(195)	(195)
Net cash used in financing activities	(1,786)	(1,887)	(3,601)	(3,902)
Net increase (decrease) in cash and cash equivalents	108	(204)	374	(568)
Cash and cash equivalents at beginning of period	1,682	2,628	1,416	2,992
Cash and cash equivalents at end of period	$1,790	$2,424	$1,790	$2,424
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$74	$109	$156	$224
Cash paid during the period for taxes	$45	$29	$45	$29
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$551	$551	$551	$551
Distributions payable to Managing Member at period-end	$45	$45	$45	$45
Securities acquired through conversion of warrants	$6	$—	$59	$—
Purchases of equipment on operating leases	$—	$1,224	$—	$1,224

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through June 2010 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of June 30, 2012, 5,209,307 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2012 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2012 and 2011 and long-lived assets as of June 30, 2012 and December 31, 2011 (dollars in thousands):

	For The Six Months Ended June 30,
	2012	% of Total	2011	% of Total
Revenue
United States	$3,253	94%	$3,481	92%
United Kingdom	201	6%	322	8%
Total International	201	6%	322	8%
Total	$3,454	100%	$3,803	100%

	As of June 30,		As of December 31,
	2012	% of Total	2011	% of Total
Long-lived assets
United States	$13,415	98%	$15,782	98%
United Kingdom	273	2%	362	2%
Total International	273	2%	362	2%
Total	$13,688	100%	$16,144	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. During the first three months of 2012, the Company recorded $32 thousand of fair value adjustments to reduce the cost basis of certain impaired

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

investments. No additional fair value adjustment was deemed necessary through June 30, 2012. By comparison, $57 thousand of fair value adjustments relative to impaired investments were recorded during the first six months of 2011, $2 thousand of which was recorded during the three months ended June 30, 2011.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value, as determined by the Managing Member, on the balance sheet as assets or liabilities. At June 30, 2012 and December 31, 2011, the Managing Member estimated the fair value of the warrants to be nominal in amount. During the three and six months ended June 30, 2012, the Company recorded unrealized gains of $6 thousand and $59 thousand, respectively, relative to the conversion of warrants associated with shares of a venture company. In addition, the Company recognized gains on the net exercise of certain warrants totaling $1 thousand during the three and six months ended June 30, 2012. By comparison, gains realized on the exercise of warrants totaled $25 thousand and $32 thousand for the respective three and six months ended June 30, 2011.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company’s net foreign currency translation gains and losses were nominal during both the three- and six-month periods of 2012 and 2011.

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

The Company had a note in non-accrual status at June 30, 2012 and December 31, 2011. The note was originally placed in non-accrual status in 2010, at which time, its term was modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at the original rate of 11.58%. During the period from April 1, 2012 through the quarter end, the interest only payment arrangement was continued pending a final resolution of the note or a further restructuring of its terms. As of June 30, 2012, the aforementioned note reflects a principal balance outstanding of $17 thousand. The Company has recorded fair value adjustments of $8 thousand during the first six months of 2012 and $2 thousand during the third quarter of 2011 to reduce the cost basis of the non-accrual note to $7 thousand.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

The minimum future payments receivable as of June 30, 2012 are as follows (in thousands):

Six months ending December 31, 2012	$218
Year ending December 31, 2013	295
2014	221
2015	166
2016	187
1,087
Less: portion representing unearned interest income	(149)
938
Less: Reserve for impairment	(10)
Notes receivable, net	$928

	June 30, 2012	December 31, 2011
Net investment in notes receivable placed in non-accrual status	$7	$18

Initial direct costs (“IDC”) amortization expense related to notes receivable and the Company’s operating and direct financing leases for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
IDC amortization – notes receivable	$—	$—	$—	$1
IDC amortization – lease assets	6	10	13	25
Total	$6	$10	$13	$26

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2010	$6	$—	$18	$—	$—	$24
(Reversal of provision) provision for credit losses	(6)	—	40	2	—	36
Balance December 31, 2011	—	—	58	2	—	60
(Reversal of provision) provision for credit losses	—	—	(57)	8	—	(49)
Balance June 30, 2012	$—	$—	$1	$10	$—	$11

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of June 30, 2012 and December 31, 2011, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

June 30, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$10	$—	$10
Ending balance: individually evaluated for impairment	$10	$—	$10
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$938	$270	$1,208
Ending balance: individually evaluated for impairment	$938	$270	$1,208
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

December 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$2	$—	$2
Ending balance: individually evaluated for impairment	$2	$—	$2
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,097	$237	$1,334
Ending balance: individually evaluated for impairment	$1,097	$237	$1,334
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

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

At June 30, 2012 and December 31, 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Pass	$—	$—	$240	$188
Special mention	921	1,097	30	49
Substandard	17	—	—	—
Doubtful	—	—	—	—
Total	$938	$1,097	$270	$237

As of June 30, 2012 and December 31, 2011, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	17	17	10	19	—
Total	$17	$17	$10	$19	$—

	Impaired Loans
December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	20	20	2	20	—
Total	$20	$20	$2	$20	$—

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At June 30, 2012 and December 31, 2011, investment in financing receivables is aged as follows (in thousands):

June 30, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$938	$938	$—
Finance leases	31	—	—	31	239	270	—
Total	$31	$—	$—	$31	$1,177	$1,208	$—

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,097	$1,097	$—
Finance leases	12	6	41	59	178	237	41
Total	$12	$6	$41	$59	$1,275	$1,334	$41

As discussed in Note 3, one of the Company’s note receivable continues to be in non-accrual status at June 30, 2012 and was considered impaired relative to its payment terms. The Company has recorded fair value adjustments of $8 thousand during the first six months of 2012 and $2 thousand during the third quarter of 2011 to reduce the cost basis of the non-accrual note to $7 thousand.

As of June 30, 2012, there were no accounts receivable related to net investments in financing receivables placed in non-accrual status. As of December 31, 2011, certain investments in financing receivables with related accounts receivable past due more than 90 days are still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable are fully reserved and included in the allowance for doubtful accounts presented above.

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2012
Net investment in operating leases	$15,578	$(968)	$(1,596)	$13,014
Net investment in direct financing leases	237	119	(86)	270
Assets held for sale or lease, net	287	88	—	375
Initial direct costs, net of accumulated amortization of $101 at June 30, 2012 and $137 at December 31, 2011	42	—	(13)	29
Total	$16,144	$(761)	$(1,695)	$13,688

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the three months ended June 30, 2012 and 2011, the Company deemed certain off-lease equipment to be impaired and accordingly, recorded fair value adjustments of $34 thousand and $37 thousand, respectively, which reduced the cost basis of the impaired equipment. Such amounts also represent the total fair value adjustments for the respective six months ended June 30, 2012 and 2011.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $793 thousand and $1.1 million for the respective three months ended June 30, 2012 and 2011, and was approximately $1.6 million and $2.4 million for the respective six months ended June 30, 2012 and 2011.

All of the leased property was acquired during the years 2005 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications or Dispositions	Balance June 30, 2012
Transportation, rail	$11,723	$—	$(21)	$11,702
Transportation, other	9,656	—	(69)	9,587
Materials handling	11,374	—	(3,399)	7,975
Mining	2,893	—	—	2,893
Aviation	1,658	—	—	1,658
Construction	2,241	—	(625)	1,616
Marine vessels	1,415	—	—	1,415
Manufacturing	953	—	—	953
Logging and lumber	781	—	(781)	—
Other	—	—	4	4
	42,694	—	(4,891)	37,803
Less accumulated depreciation	(27,116)	(1,596)	3,923	(24,789)
Total	$15,578	$(1,596)	$(968)	$13,014

The average estimated residual value for assets on operating leases was 21% of the assets’ original cost at both June 30, 2012 and December 31, 2011.

There were no operating lease contracts placed in non-accrual status at June 30, 2012 and December 31, 2011. As of the same dates, the Company has certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

Direct financing leases:

As of June 30, 2012 and December 31, 2011, investment in direct financing leases primarily consists of materials handling, furniture and fixtures, and research equipment. The components of the Company’s investment in direct financing leases as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012	December 31, 2011
Total minimum lease payments receivable	$327	$261
Estimated residual values of leased equipment (unguaranteed)	50	46
Investment in direct financing leases	377	307
Less unearned income	(107)	(70)
Net investment in direct financing leases	$270	$237

There were no investments in direct financing lease assets in non-accrual status at June 30, 2012 and December 31, 2011.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

At June 30, 2012, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2012	$1,804	$154	$1,958
Year ending December 31, 2013	2,686	150	2,836
2014	1,823	23	1,846
2015	835	—	835
2016	158	—	158
2017	158	—	158
Thereafter	79	—	79
	$7,543	$327	$7,870

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of June 30, 2012, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows during each of the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Costs reimbursed to Managing Member and/or affiliates	$103	$114	$216	$234
Asset management fees to Managing Member and/or affiliates	84	87	172	177
Acquisition and initial direct costs paid to Managing Member	—	20	12	43
	$187	$221	$400	$454

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt:

At June 30, 2012, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.33% to 5.95%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2012,gross lease rentals totaled approximately $4.9 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $7.3 million. The notes mature from 2012 through 2015.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2012	$893	$111	$1,004
Year ending December 31, 2013	1,700	155	1,855
2014	1,313	73	1,386
2015	639	17	656
	$4,545	$356	$4,901

8. Borrowing facilities:

The Company participates with AFS and certain of its affiliates in a revolving credit facility (the “Credit Facility”) comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate with a syndicate of financial institutions which Credit Facility includes certain financial covenants. The Credit Facility is for an amount up to $60 million and expires in June 2013. The lending syndicate providing the Credit Facility has a blanket lien on all of the Company’s assets as collateral for any and all borrowings under the Acquisition Facility, and on a pro-rata basis under the Warehouse Facility.

As of June 30, 2012 and December 31, 2011, borrowings under the facility were as follows (in thousands):

	June 30, 2012	December 31, 2011
Total available under the financing arrangement	$60,000	$75,000
Amount borrowed by the Company under the acquisition facility	—	—
Amounts borrowed by affiliated partnerships and Limited Liability Companies under the venture, acquisition and warehouse facilities	(2,307)	(7,476)
Total remaining available under the venture, acquisition and warehouse facilities	$57,693	$67,524

The Company and its affiliates pay an annual commitment fee to have access to this line of credit. As of June 30, 2012, the aggregate amount of the Credit Facility is potentially available to the Company, subject to certain sub-facility

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Borrowing facilities: - (continued)

and borrowing-base limitations. However, as amounts are drawn on the Credit Facility by each of the Company and the affiliates who are borrowers under the Credit Facility, the amount remaining available to all borrowers to draw under the Credit Facility is reduced. As the Warehousing Facility is a short term bridge facility, any amounts borrowed under the Warehousing Facility, and then repaid by the affiliated borrowers (including the Company) upon allocation of an acquisition to a specific purchaser, become available under the Warehouse Facility for further short term borrowing.

As of June 30, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was not to exceed 1.25 to 1, and the required minimum interest coverage ratio was not to be less than 2 to 1. The Company was in compliance with these financial covenants under the Credit Facility with a minimum Tangible Net Worth, leverage ratio and interest coverage ratio, as calculated per the Credit Facility agreement of $11.1 million, 0.41 to 1, and 19.68 to 1, respectively, as of June 30, 2012. As such, as of June 30, 2012, the Company was in compliance with all material financial covenants, and with all other material conditions of the Credit Facility. The Company does not anticipate any covenant violations nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

Fee and interest terms

The interest rate on the Credit Facility is based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-prices daily. Principal amounts of loans made under the Credit Facility that are prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility. At both June 30, 2012 and December 31, 2011, the Company had no outstanding borrowings under the acquisition facility.

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

As of June 30, 2012, the investment program participants were ATEL Capital Equipment Fund X, LLC, the Company, ATEL 12, LLC, ATEL 14, LLC and ATEL 15, LLC. Pursuant to the Warehousing Trust, the benefit of the lease transaction assets, and the corresponding liabilities under the Warehouse Facility, inure to each of such entities based upon each entity’s pro-rata share in the Warehousing Trust estate. The “pro-rata share” is calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate, excepting that the trustees, AFS and ALC, are both jointly and severally liable for the pro rata portion of the obligations of each of the affiliated partnerships and limited liability companies participating under the Warehouse Facility. Transactions are financed through this Warehouse Facility only until the transactions are allocated to a specific program for purchase or are otherwise disposed by AFS and ALC. When a determination is made to allocate the transaction to a specific program for purchase by the program, the purchaser repays the debt associated with the asset, either with cash or by means of proceeds of a draw under the Acquisition Facility, and the asset is removed from the Warehouse Facility collateral, and ownership of the asset and any debt obligation associated with the asset are assumed solely by the purchasing entity.

Borrowings of $2.3 million and $5.6 million were outstanding under the Warehouse Facility as of June 30, 2012 and December 31, 2011, respectively. The Company’s maximum contingent obligation on the outstanding warehouse balances at June 30, 2012 and December 31, 2011 was $210 thousand and $590 thousand, respectively.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Commitments:

At June 30, 2012, the Company had no commitments to either purchase lease assets or fund loans.

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

11. Members’ capital:

A total of 5,209,307 Units were issued and outstanding as of June 30, 2012 and December 31, 2011. The Fund was authorized to issue up to 15,000,000 Units. The Company terminated sales of Units effective April 30, 2006.

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

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Distributions	$1,204	$1,204	$2,409	$2,409
Weighted average number of Units outstanding	5,209,307	5,209,307	5,209,307	5,209,307
Weighted average distributions per Unit	$0.23	$0.23	$0.46	$0.46

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

At June 30, 2012 and December 31, 2011, the Company had no assets or liabilities that require measurement at fair value on a recurring basis.

During the first six months of 2012, the Company recorded non-recurring adjustments to reflect the fair value of impaired off-lease equipment, notes receivable and investment securities. Likewise, during the first half of 2011, the Company recorded non-recurring adjustments to impaired off-lease equipment, notes receivable and investment securities. Amounts at June 30, 2012 and December 31, 2011 reflect the fair value of the then existing impaired assets.

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

Such fair value adjustments utilized the following methodology:

Impaired operating lease and off-lease equipment

During the second quarter of 2012, the Company deemed certain off-lease equipment (assets) to be impaired and accordingly, recorded fair value adjustments of $34 thousand which reduced the cost basis of the equipment. Such amount also represents the total fair value adjustments for the six months ended June 30, 2012. The adjustments are non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

During the first half of 2011, the Company had recorded $37 thousand of non-recurring fair value adjustments to reduce the cost basis of certain impaired off-lease equipment. The fair values of the impaired equipment were classified with Level 3 of the valuation hierarchy. No additional fair value adjustments were recorded through December 31, 2011.

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for impaired loans as deemed necessary. As of June 30, 2012, the Company had an impaired note receivable which was originally deemed impaired in 2011. The Company has recorded fair value adjustments of $8 thousand during the first six months of 2012 and $2 thousand during the third quarter of 2011 to reduce the cost basis of the impaired note. The adjustments were based upon an independent appraisal of the underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable was classified within Level 3 of the valuation hierarchy. Such valuation utilized a market approach technique and used inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. During the first quarter of 2012, the Company recorded a $32 thousand non-recurring fair value adjustment which reduced the cost basis of an investment security as of March 31, 2012. Such amount also represents the total fair value adjustments for the six months ended June 30, 2012. The adjustment was based on an approximate 66% reduction in valuation as determined by the cash burn rate of the investee, current liquidity, and potential necessity for additional capital infusion by other venture investors.

During the first half of 2011, the Company had recorded fair value adjustments of $2 thousand and $55 thousand which reduced the cost basis of investments deemed impaired at June 30, 2011 and March 31, 2011, respectively. The non-recurring fair value adjustment at June 30, 2011 was based on an approximate 25% reduction in valuation based on the expected value of shares of the venture company as contemplated in its merger agreement terms; and, the non-recurring fair value adjustment at March 31, 2011 was based on an approximate 87% reduction in valuation as determined by the cash burn rate of the investee, current liquidity, and potential necessity for additional capital infusion by other venture investors. No additional fair value adjustments were recorded through December 31, 2011.

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair values of the impaired investment securities are classified within Level 3 of the valuation hierarchy at both measurement periods due to the significant inputs that are unobservable in the market.

The following tables presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease equipment	$110	$—	$—	$110
Impaired investment securities	32	—	—	32
Impaired notes receivable, net	7	—	—	7

	December 31, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis
Impaired notes receivable, net	$18	$—	$—	$18
Impaired investment securities	15	—	—	15

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

The following table presents a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at June 30, 2012 and December 31, 2011 (in thousands):

	Fair Value Measurements at June 30, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,790	$1,790	$—	$—	$1,790
Notes receivable, net	928	—	—	928	928
Investment in securities	227	—	—	227	227
Financial liabilities:
Non-recourse debt	4,545	—	—	4,758	4,758

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,416	$1,416
Notes receivable, net	1,095	1,095
Investment in securities	200	200
Financial liabilities:
Non-recourse debt	5,542	5,825

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

Results of Operations

The three months ended June 30, 2012 versus the three months ended June 30, 2011

The Company had net income of $448 thousand and $321 thousand for the three months ended June 30, 2012 and 2011, respectively. Results for the second quarter of 2012 reflect a decrease in total operating expenses offset, in part, by a reduction in total revenues when compared with results for the prior year period.

Revenues

Total revenues for the second quarter of 2012 declined by $293 thousand, or 16%, as compared to the prior year period. The net reduction in total revenues was largely attributable to a decline in operating lease revenues offset, in part, by gains realized on sales of lease assets and early termination of notes.

Total operating lease revenues declined by $371 thousand primarily as a result of continued run-off and sales of lease assets.

Gains realized on sales of lease assets and early termination of notes totaled $77 thousand as compared to a realized loss of $6 thousand during the prior year period. The $83 thousand favorable variance was mainly due to a period over period increase in volume and a change in the mix of assets sold.

Expenses

Total expenses for the second quarter of 2012 decreased by $420 thousand, or 27%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in depreciation expense, the net provision for credit losses and interest expense.

Depreciation expense decreased by $299 thousand, or 27%, largely due to run-off and sales of lease assets. The net provision for credit losses was reduced by $69 thousand largely due to a period over period increase in recovery of amounts previously reserved. Interest expense was lower by $35 thousand mainly due to a $2.2 million decline in outstanding borrowings since June 30, 2011.

The six months ended June 30, 2012 versus the six months ended June 30, 2011

The Company had net income of $1.1 million and $406 thousand for the six months ended June 30, 2012 and 2011, respectively. Results for the first half of 2012 reflect a decrease in total operating expenses offset, in part, by a reduction in total revenues when compared with results for the prior year period.

Revenues

Total revenues for the first half of 2012 declined by $349 thousand, or 9%, as compared to the prior year period. The net reduction in total revenues was largely attributable to a decrease in operating lease revenues offset, in part, by increases in gain on sales of lease assets and early termination of notes, and in unrealized gain on investment securities.

Total operating lease revenues declined by $567 thousand primarily as a result of continued run-off and sales of lease assets.

Partially offsetting the aforementioned decreases in revenue was a $201 thousand increase in gain on sales of lease assets and early termination of notes. The increase was largely due to a period over period increase in volume and a change in the mix of assets sold. In addition, during the current year period, the Company recorded a $59 thousand unrealized gain relative to the conversion of warrants associated with shares of a venture company.

Expenses

Total expenses for the first half of 2012 decreased by $1.0 million, or 31%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in depreciation expense, the provision for credit losses and interest expense.

Depreciation expense decreased by $797 thousand, or 33%, largely due to run-off and sales of lease assets. The net provision for credit losses declined by $95 thousand largely due to a period over period increase in recovery of amounts previously reserved. Interest expense was reduced by $72 thousand as a result of a $2.2 million decline in outstanding borrowings since June 30, 2011.

Capital Resources and Liquidity

At June 30, 2012 and December 31, 2011, the Company’s cash and cash equivalents totaled $1.8 million and $1.4 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net cash provided by (used in):
Operating activities	$1,353	$1,368	$2,802	$2,774
Investing activities	541	315	1,173	560
Financing activities	(1,786)	(1,887)	(3,601)	(3,902)
Net increase (decrease) in cash and cash equivalents	$108	$(204)	$374	$(568)

The three months ended June 30, 2012 versus the three months ended June 30, 2011

During the three months ended June 30, 2012 and 2011, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company also realized $419 thousand and $168 thousand of cash flows from the sale or disposition of equipment and early termination of certain notes, and the disposition of investment securities during the respective three months ended June 30, 2012 and 2011.

During the same periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling a combined $1.3 million for each of the respective three-month periods ended June 30, 2012 and 2011. In addition, cash was also used to partially pay down $484 thousand and $585 thousand of debt during the respective three months ended June 30, 2012 and 2011; and, to pay invoices related to management fees and expenses.

The six months ended June 30, 2012 versus the six months ended June 30, 2011

During the six months ended June 30, 2012 and 2011, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company also realized $928 thousand and $292 thousand of cash flows from the sale or disposition of equipment and early termination of certain notes, and the disposition of investment securities during the respective six months ended June 30, 2012 and 2011.

During the same periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling a combined $2.6 million for each of the respective first six months of 2012 and 2011. Cash was also used to partially pay down $997 thousand and $1.3 million of debt during the respective six months ended June 30, 2012 and 2011; and, to pay invoices related to management fees and expenses.

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

Compliance with covenants

The Credit Facility includes certain financial and non-financial covenants applicable to each borrower, including the Company. Such covenants include covenants typically found in credit facilities of the size and nature of the Credit Facility, such as accuracy of representations, good standing, absence of liens and material litigation, etc. The Company and affiliates were in compliance with all covenants under the Credit Facility as of June 30, 2012. The Company considers certain financial covenants to be material to its ongoing use of the Credit Facility and these covenants are described below.

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

The financial covenants referred to above are applicable to the Company only to the extent that the Company has borrowings outstanding under the Credit Facility. As of June 30, 2012, the Company’s Tangible Net Worth requirement under the Credit Facility was $10 million, the permitted maximum leverage ratio was 1.25 to 1, and the required minimum interest coverage ratio (EBITDA/interest expense) was 2 to 1. The Company was in compliance with each of these financial covenants with a minimum Tangible Net Worth, leverage ratio and (EBITDA) interest coverage ratio, as calculated per the Credit Facility agreement of $11.1 million, 0.41 to 1, and 19.68 to 1, respectively, as of June 30, 2012. As such, as of June 30, 2012, the Company was in compliance with all such material financial covenants.

Reconciliation to GAAP of EBITDA

For purposes of compliance with the Credit Facility covenants, the Company uses a financial calculation of EBITDA, as defined therein, which is a non-GAAP financial performance measure. The EBITDA is utilized by the Company to calculate its debt covenant ratios.

The following is a reconciliation of net income to EBITDA, as defined in the loan agreement, for the twelve months ended June 30, 2012 (in thousands):

Net income – GAAP basis	$2,104
Interest expense	338
Depreciation of operating lease assets	3,618
Amortization of initial direct costs	30
Reversal of provision for credit losses	(59)
Provision for losses on investment securities	32
Impairment losses on equipment	34
Principal payments received on direct financing leases	174
Principal payments received on notes receivable	382
EBITDA (for Credit Facility financial covenant calculation only)	$6,653

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

Non-Recourse Long-Term Debt

As of June 30, 2012, the Company had non-recourse long-term debt totaling $4.5 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. Such distributions have been consistently made through June 30, 2012.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2012, the Company had no commitments to purchase lease assets or fund loans.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

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

Date: August 13, 2012

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