Form 10-K
period 2012-12-31
ATEL Capital Equipment Fund XI, LLC
filed 2013-03-15
CIK 1297667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2012
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to

Commission File number 000-51858

ATEL Capital Equipment Fund XI, LLC

(Exact name of registrant as specified in its charter)

California	20-1357935
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2013 was 5,209,307.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through December 2012 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of December 31, 2012, 5,209,307 Units were issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular distributions to the Members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ended December 31, 2012, and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

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

On January 1, 2013, the Company commenced liquidation phase activities pursuant to the guidelines of the Operating Agreement. Prior thereto, the Company was in its acquisition phase and was making distributions on a monthly and quarterly basis. Periodic distributions commenced in June 2005.

Narrative Description of Business

The Company has acquired various types of new and used equipment subject to leases and to make loans secured by equipment acquired by its borrowers. The Company’s investment objective was to acquire investments primarily in low-technology, low-obsolescence equipment such as materials handling equipment, manufacturing equipment, mining equipment, and transportation equipment. A portion of the portfolio has included some more technology-dependent equipment such as certain types of communications equipment, medical equipment, manufacturing equipment and office equipment.

The Company only purchased equipment under pre-existing leases or for which a lease would be entered into concurrently at the time of the purchase. Through December 31, 2012, the Company had purchased equipment with a total acquisition price of $67.5 million. The Company had also loaned $14.5 million for notes receivable secured by various assets.

The Company’s objective has been to lease a minimum of 75% of the equipment (by cost), as of the date of the final commitment of its proceeds from the sale of Units, to lessees that the Manager deemed to be high quality corporate credits, of which at least half of the high quality corporate credits satisfying the 75% minimum requirement will have either an average credit rating by Moody’s Investors Service, Inc. of “Baa” or better, or the credit equivalent as determined by the Manager, with the average rating weighted to account for the original equipment cost for each item leased; and the balance will be public and private corporations with substantial revenues and histories of profitable operations, as well as established hospitals with histories of profitability or municipalities. The remaining 25% of the initial equipment portfolio could include assets financed for companies which, although deemed creditworthy by the Manager, would not satisfy the specific credit criteria for the portfolio described above. Included in this 25% of the portfolio may be one or more growth capital financing investments. No more than 20% of the initial portfolio, by cost, will consist of these growth capital financing investments.

During 2012 and 2011, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2012	2011
Union Pacific	Transportation	25%	20%
Nomac Drilling, LLC	Mining	11%	*
New NGC, Inc.	Materials handling	*	13%
*	Less than 10%

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

The primary geographic regions in which the Company seeks leasing and financing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by region, of the Company’s total revenues for the years ended December 31, 2012 and 2011:

Geographic area	2012	2011
North America	94%	93%
Europe	6%	7%

The business of the Company is not seasonal.

The Company has no full time employees. AFS’ employees and affiliates provide the services the Company requires to effectively operate. The cost of these services is reimbursed by the Company to AFS and affiliates per the Operating Agreement.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2012 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$20,589	30.48%
Construction	12,649	18.73%
Transportation, other	12,290	18.19%
Transportation, rail	11,924	17.65%
Mining	2,893	4.28%
Logging and lumber	2,001	2.96%
Aviation	1,658	2.45%
Marine vessels	1,415	2.09%
Manufacturing	1,172	1.74%
Other	958	1.43%
	$67,549	100.00%

Industry Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$11,924	17.65%
Transportation services	11,460	16.97%
Manufacturing	9,390	13.90%
Paper products	8,886	13.15%
Mining	8,610	12.75%
Health services	4,967	7.35%
Food products	3,795	5.62%
Natural gas	2,893	4.28%
Chemical products	2,139	3.17%
Wood/Lumber products	1,677	2.48%
Other	1,808	2.68%
	$67,549	100.00%

From inception to December 31, 2012, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$12,346	$2,301	$12,453
Construction	10,787	8,378	5,228
Transportation, other	4,885	871	5,250
Logging and lumber	1,596	639	1,191
Transportation, rail	298	299	97
	$29,912	$12,488	$24,219

For further information regarding the Company’s equipment lease portfolio as of December 31, 2012, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2012 and the industries to which the assets have been financed (dollars in thousands):

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

From inception to December 31, 2012, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computer equipment	$7,239	$2,475	$5,901
Office furniture/Fixtures and other assets	3,843	883	3,654
Research	504	—	612
Manufacturing	367	19	424
	$11,953	$3,377	$10,591

For further information regarding the Company’s notes receivable portfolio as of December 31, 2012, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Holders

As of December 31, 2012, a total of 1,208 investors were Unitholders of record in the Company.

Unit Valuation

As noted above, there is no public market for Units and, in order to preserve the Company’s status for federal income tax purposes, the Company will not permit a secondary market or the substantial equivalent of a secondary market for the Units. In the absence of a public market for the Units, there is no currently ascertainable fair market value for the Units.

Nevertheless, in order to provide an estimated per Unit value for those Unitholders who seek valuation information, AFS has calculated an estimated value per Unit as of December 31, 2012. AFS estimates the Company’s per unit value by first estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

The estimated values for non-interest bearing items such as any current assets and liabilities, as well as for any investment in securities, were assumed to equal their reported balances, which management believes approximate their fair values, as adjusted for impairment. The same was applied to loans incurred under the acquisition facility since they bear variable rates of interest.

A discounted cash flow approach was used to estimate the values of notes receivable, investments in leases and non-recourse debt. Under such approach, the value of a financial instrument was estimated by calculating the present value of the instrument’s expected cash flows. The present value was determined by discounting the cash flows the instrument is expected to generate by discount rates as deemed appropriate by the Manager. In most cases, the discount rates used were based on U.S. Treasury yields reported as of the reporting date, plus a spread to account for the credit risk difference between the instrument being valued and Treasury securities.

After calculating the aggregate estimated net asset value of the Company, AFS then calculated the portion of the aggregate estimated value that would be distributed to Unitholders on liquidation of the Company, and divided the total that would be so distributable by the number of outstanding Units as of the December 31, 2012 valuation date. As of December 31, 2012, the value of the Company’s assets, calculated on this basis, was approximately $4.07 per Unit.

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

The rate for monthly distributions from 2012 operations was approximately $0.08 per Unit for the period from January through December 2012. Likewise, the rate for monthly distributions from 2011 operations was approximately $0.08 per Unit for the period from January through December 2011. The rate for each of the quarterly distributions paid in 2012 and 2011 was approximately $0.23 per Unit.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2012	2011
Net income per Unit, based on weighted average Unit outstanding	$0.24	$0.20
Return of investment	0.69	0.73
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.93	0.93
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.93	$0.93

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. The offering was terminated in April 2006. During 2006, the Company completed its initial acquisition stage with the investment of the net proceeds from the public offering of Units. Subsequently, during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), the Company has reinvested cash flow in excess of certain amounts required to be distributed to the Other Members and/or utilized its credit facilities to acquire additional equipment. Throughout the Reinvestment Period, which ended December 31, 2012, the Company reinvested of cash flow in excess of minimum distributions and other obligations. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

The Company may continue until December 31, 2025. However, pursuant to the guidelines of the Operating Agreement, the Company commenced liquidation phase activities on January 1, 2013. Periodic distributions are paid at the discretion of the Managing Member. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

As of December 31, 2012 and 2011, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2012	2011
Manufacturing	36%	44%
Transportation, rail	36%	26%
Transportation services	10%	13%

As previously mentioned, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues during 2012 and 2011 as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2012	2011
Union Pacific	Transportation	25%	20%
Nomac Drilling, LLC	Mining	11%	*
New NGC, Inc.	Materials handling	*	13%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s leased property was acquired in the years 2005 through 2011. The utilization percentage of existing assets under lease was 95% and 99% as of December 31, 2012 and 2011, respectively.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2012 and 2011, the Company has not exceeded the annual and/or cumulative limitations discussed above.

2012 versus 2011

The Company had net income of $1.6 million and $1.4 million for the years ended December 31, 2012 and 2011, respectively. Results for 2012 reflect a decrease in total operating expenses partially offset by a reduction in total revenues when compared to prior year results.

Revenues

Total revenues for 2012 decreased by $1.2 million, or 16%, as compared to prior year. The net reduction in total revenues was largely attributable to decreases in operating lease revenues and gain on sales or dispositions of securities offset, in part, by increases in gain on sales of lease assets and early termination of notes, other revenue and unrealized gain on investment securities.

The decrease in operating lease revenues totaled $1.6 million and was primarily a result of continued run-off and sales of lease assets. Gain on sales or dispositions of investment securities declined by $47 thousand due to reduced warrant exercises and the absence of equity securities sales.

The aforementioned decreases in revenue were partially offset by increases in gain on sales of lease assets and early termination of notes, other revenue and unrealized gain on investment securities totaling $287 thousand, $79 thousand and $59 thousand, respectively. The increase in gain on sales of lease assets and early termination of notes was largely due to a year over year increase in volume and a change in the mix of assets sold. The increase in other revenue reflects additional billings for excess wear and tear on returned equipment and increased collection fees. Finally, the unrealized gain recorded during 2012 relates to recognized gains resulting from the exercise of warrants to obtain shares in certain venture companies. There were no such unrealized gains during the prior year.

Expenses

Total expenses for 2012 decreased by $1.4 million, or 23%, as compared to prior year. The net reduction in total expenses was primarily due to decreases in depreciation expense, interest expense and the provision for credit losses offset, in part, by an increase in impairment losses on equipment.

Depreciation expense decreased by $1.5 million, or 34%, largely due to run-off and sales of lease assets. Interest expense was reduced by $113 thousand as a result of a $1.9 million decline in outstanding borrowings since December 31, 2011; and, the net provision for credit losses declined by $80 thousand largely due to a year over year increase in recovery of amounts previously reserved.

The aforementioned decreases in expenses were partially offset by a $392 thousand increase in impairment losses on equipment. The increase in impairment losses on equipment reflects fair value adjustments recorded during 2012 relative to certain impaired lease and off-lease equipment, including certain materials handling equipment and vehicles.

Other loss, net

The Company recorded other loss, net totaling $20 thousand during 2012 related to net losses from foreign currency transactions. Such net losses were largely due to the strength of the U.S. currency at the time of the transactions as the Company’s foreign currency transactions are primarily denominated in British pounds.

By comparison, during 2011, the Company did not record other income or loss on a net basis as its currency gains of $155 thousand were fully offset by foreign currency losses of the same amount.

Capital Resources and Liquidity

At December 31, 2012 and 2011, the Company’s cash and cash equivalents totaled $1.5 million and $1.4 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2012	2011
Net cash provided by (used in):
Operating activities	$4,992	$5,602
Investing activities	2,195	523
Financing activities	(7,101)	(7,701)
Net increase (decrease) in cash and cash equivalents	$86	$(1,576)

2012 versus 2011

During 2012 and 2011, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company also realized $1.7 million and $1.2 million of cash flows from the sale or disposition of equipment and early termination of certain notes, and the disposition of investment securities during the respective years ended December 31, 2012 and 2011.

During the same comparative years, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling a combined $5.2 million for each of the years ended December 31, 2012 and 2011. Cash was also used to pay down $1.9 million and $2.5 million of debt during 2012 and 2011, respectively; and to purchase $1.2 million of lease assets in 2011.

Revolving credit facility

Effective as of December 31, 2012, the Company’s participation in a revolving credit facility with AFS and certain of its affiliates was terminated. The Company had no related balances outstanding at the time.

Prior to December 31, 2012, the Company participated with AFS and certain of its affiliates in a revolving credit facility comprised of a working capital facility to AFS, an acquisition facility and a warehouse facility to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions as lenders.

Non-Recourse Long-Term Debt

As of December 31, 2012 and 2011, the Company had non-recourse long-term debt totaling $3.7 million and $5.5 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 8 and 9 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. Additional distributions have been consistently made through December 31, 2012. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2012, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 14 through 36.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund XI, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund XI, LLC (the “Company”) as of December 31, 2012 and 2011, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund XI, LLC as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moss Adams LLP
San Francisco, California March 12, 2013

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

DECEMBER 31, 2012 and 2011
(In Thousands)

	2012	2011
ASSETS
Cash and cash equivalents	$1,502	$1,416
Accounts receivable, net of allowance for doubtful accounts of $6 as of December 31, 2012 and $58 as of December 31, 2011	179	411
Notes receivable, net of unearned interest income of $110 and allowance for credit losses of $10 at December 31, 2012 and net of unearned interest income of $191 and allowance for credit losses of $2 at December 31, 2011	759	1,095
Investment in securities	219	200
Investments in equipment and leases, net of accumulated depreciation of $22,758 as of December 31, 2012 and $27,956 as of December 31, 2011	11,245	16,144
Prepaid expenses and other assets	32	10
Total assets	$13,936	$19,276
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$155	$111
Accrued distributions to Other Members	551	551
Other	404	321
Non-recourse debt	3,651	5,542
Unearned operating lease income	162	166
Total liabilities	4,923	6,691
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	9,013	12,585
Total Members’ capital	9,013	12,585
Total liabilities and Members’ capital	$13,936	$19,276

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011
(In Thousands Except for Units and Per Unit Data)

	2012	2011
Revenues:
Leasing and lending activities:
Operating leases	$5,719	$7,273
Direct financing leases	116	102
Interest on notes receivable	80	108
Gain on sales of lease assets and early termination of notes	343	56
Gain on sales or dispositions of securities	5	52
Unrealized gain on securities	59	—
Other	115	36
Total revenues	6,437	7,627
Expenses:
Depreciation of operating lease assets	2,928	4,415
Asset management fees to Managing Member and/or affiliates	321	364
Acquisition expense	92	97
Cost reimbursements to Managing Member and/or affiliates	424	474
(Reversal of) provision for credit losses	(44)	36
Impairment losses on equipment	429	37
Provision for losses on investment in securities	40	57
Amortization of initial direct costs	23	43
Interest expense	238	351
Professional fees	100	106
Outside services	55	36
Other	173	200
Total operating expenses	4,779	6,216
Other loss, net	(20)	—
Net income	$1,638	$1,411
Net income:
Managing Member	$391	$391
Other Members	1,247	1,020
	$1,638	$1,411
Net income per Limited Liability Company Unit (Other Members)	$0.24	$0.20
Weighted average number of Units outstanding	5,209,307	5,209,307

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2010	5,209,307	$16,384	$—	$16,384
Distributions to Other Members ($0.93 per Unit)	—	(4,819)	—	(4,819)
Distributions to Managing Member	—	—	(391)	(391)
Net income	—	1,020	391	1,411
Balance December 31, 2011	5,209,307	12,585	—	12,585
Distributions to Other Members ($0.93 per Unit)	—	(4,819)	—	(4,819)
Distributions to Managing Member	—	—	(391)	(391)
Net income	—	1,247	391	1,638
Balance December 31, 2012	5,209,307	$9,013	$—	$9,013

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011
(In Thousands)

	2012	2011
Operating activities:
Net income	$1,638	$1,411
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(343)	(56)
Depreciation of operating lease assets	2,928	4,415
Amortization of initial direct costs	23	43
Impairment losses on equipment	429	37
(Reversal of) provision for credit losses	(44)	36
Provision for losses on investment in securities	40	57
Gain on sale or disposition of securities	(5)	(52)
Unrealized gain on securities	(59)	—
Changes in operating assets and liabilities:
Accounts receivable	284	(94)
Prepaid expenses and other assets	(22)	10
Accounts payable, Managing Member	44	(87)
Accounts payable, other	83	93
Unearned operating lease income	(4)	(211)
Net cash provided by operating activities	4,992	5,602
Investing activities:
Purchases of equipment on operating leases	—	(1,224)
Proceeds from sales of lease assets and early termination of notes	1,699	1,077
Payments of initial direct costs	(40)	(2)
Proceeds from sales or dispositions of securities	5	93
Principal payments received on direct financing leases	203	182
Principal payments received on notes receivable	328	397
Net cash provided by investing activities	2,195	523
Financing activities:
Repayments under non-recourse debt	(1,891)	(2,491)
Distributions to Other Members	(4,819)	(4,819)
Distributions to Managing Member	(391)	(391)
Net cash used in financing activities	(7,101)	(7,701)
Net increase (decrease) in cash and cash equivalents	86	(1,576)
Cash and cash equivalents at beginning of year	1,416	2,992
Cash and cash equivalents at end of year	$1,502	$1,416
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$246	$415
Cash paid during the year for taxes	$52	$31
Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$551	$551
Distributions payable to Managing Member at year-end	$45	$45

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through December 31, 2012 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of December 31, 2012, 5,209,307 Units were issued and outstanding.

The Company’s principal objectives are to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular distributions to the Members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ended December 31, 2012, and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

The Company, or AFS on behalf of the Company, has incurred costs in connection with the organization, registration and issuance of the Limited Liability Company Units (see Note 7 to the financial statements). The amount of such costs to be borne by the Company is limited by certain provisions of the Company’s Operating Agreement. The Company will pay AFS and affiliates of AFS substantial fees which may result in a conflict of interest. The Company will pay substantial fees to AFS and its affiliates before distributions are paid to investors even if the Company does not produce profits. Therefore, the financial position of the Company could change significantly.

On January 1, 2013, the Company commenced liquidation phase activities pursuant to the guidelines of the Operating Agreement. Prior thereto, the Company was in its acquisition phase and was making distributions on a monthly and quarterly basis. Periodic distributions commenced in June 2005.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2012 and 2011, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2012, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents, operating and direct financing lease receivables, notes receivable and accounts receivable. The Company places the majority of its cash deposits in noninterest-bearing accounts with financial institutions that have no less than $10 billion in assets. Such deposits are insured up to $250 thousand. The remainder of the Funds’ cash is temporarily invested in U.S. Treasury denominated instruments. The concentration of such deposits and temporary cash investments is not deemed to create a significant risk to the Company. Accounts and notes receivable represent amounts due from lessees or borrowers in various industries, related to equipment on operating and direct financing leases or notes receivable.

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

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2012 and 2011 and long-lived assets as of December 31, 2012 and 2011 (dollars in thousands):

	For the Year Ended December 31,
	2012	% of Total	2011	% of Total
Revenue
United States	$6,069	94%	$7,069	93%
United Kingdom	368	6%	558	7%
Total International	368	6%	558	7%
Total	$6,437	100%	$7,627	100%

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

	As of December 31,
	2012	% of Total	2011	% of Total
Long-lived assets
United States	$11,090	99%	$15,782	98%
United Kingdom	155	1%	362	2%
Total International	155	1%	362	2%
Total	$11,245	100%	$16,144	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. During 2012, the Company recorded fair value adjustments totaling $40 thousand to reduce the cost basis of certain investments deemed impaired. Such fair value adjustments totaled $57 thousand during 2011.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At December 31, 2012 and 2011, the Managing Member estimated the fair value of the warrants to be nominal in amount. During 2012, the Company recorded $59 thousand of unrealized gains relative to the conversion of warrants associated with shares of certain venture companies. There were no unrealized gains recorded during 2011. Gains recognized on the net exercise of certain warrants totaled $5 thousand and $52 thousand for the years ended December 31, 2012 and 2011, respectively.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. During 2012, the Company recorded other loss, net totaling $20 thousand relative to net losses from foreign currency transactions. By comparison, the Company did not record other income or loss on a net basis during 2011 as its currency gains of $155 thousand were fully offset by foreign currency losses of the same amount.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Review Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states, which levy income taxes on partnerships. For the years ended December 31, 2012 and 2011, the current provision for state income taxes was approximately $45 thousand and $37 thousand,

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2012 and 2011 as follows (in thousands):

	2012	2011
Financial statement basis of net assets	$9,013	$12,585
Tax basis of net assets (unaudited)	9,574	12,069
Difference	$(561)	$516

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax returns (unaudited) for the years ended December 31, 2012 and 2011, respectively (in thousands):

	2012	2011
Net income per financial statements	$1,638	$1,411
Tax adjustments (unaudited):
Adjustment to depreciation expense	(595)	(549)
Provision for doubtful accounts	(53)	35
Adjustments to revenues	477	95
Adjustments to gain on sales of assets	831	603
Other	416	(51)
Income per federal tax return (unaudited)	$2,714	$1,544

Other loss, net:

During the year ended December 31, 2012, other loss, net totaled $20 thousand and was comprised of net losses on foreign currency transactions. During 2011, foreign currency gains were fully offset by like amounts of foreign currency transaction losses.

Per unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the year.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers: - (continued)

As of December 31, 2012 and 2011, there were concentrations (greater than 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financial borrowers in certain industries as follows:

	2012	2011
Manufacturing	36%	44%
Transportation, rail	36%	26%
Transportation services	10%	13%

During 2012 and 2011, certain lessees generated significant portions (defined as 10% or more) of the Company’s total leasing and lending revenues as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2012	2011
Union Pacific	Transportation	25%	20%
Nomac Drilling, LLC	Mining	11%	*
New NGC, Inc.	Materials handling	*	13%
*	Less than 10%

4. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. The terms of the notes receivable are generally up to 120 months and bear interest at rates ranging from 8.42% to 11.58%. The notes are secured by the equipment financed. The notes mature from 2013 through 2016.

As of December 31, 2012, the Company had no notes in non-accrual status. By comparison, the Company had a note in non-accrual status at December 31, 2011. The note was originally placed in non-accrual status in 2010, at which time, its term was modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at the original rate of 11.58%. From April 1, 2012 well into the third quarter, the interest only payment arrangement was continued pending a final resolution of the terms of repayment. Just prior to the end of the third quarter, past due amounts were received bringing the note current at September 30, 2012. Accordingly, the note was returned to accrual status effective October 1, 2012. As of December 31, 2012, the aforementioned note reflects a principal balance outstanding of $10 thousand. Through December 31, 2012, the Company had previously accumulated $10 thousand of fair value adjustments to reduce the fair value of the impaired notes.

The minimum future payments receivable as of December 31, 2012 are as follows (in thousands):

Year ending December 31, 2013	$304
2014	221
2015	166
2016	188
879
Less: portion representing unearned interest income	(110)
769
Less: Reserve for impairment	(10)
Notes receivable, net	$759

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

IDC amortization expense related to notes receivable and the Company’s operating and direct financing leases for the years ended December 31, 2012 and 2011 are as follows (in thousands):

	For the Year Ended December 31,
	2012	2011
IDC amortization – notes receivable	$—	$1
IDC amortization – lease assets	23	42
Total	$23	$43

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2010	$6	$—	$18	$—	$—	$24
(Reversal of provision) provision for credit losses	(6)	—	40	2	—	36
Balance December 31, 2011	—	—	58	2	—	60
(Reversal of provision) provision for credit losses	—	—	(52)	8	—	(44)
Balance December 31, 2012	$—	$—	$6	$10	$—	$16

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

As of December 31, 2012 and 2011, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$10	$—	$10
Ending balance: individually evaluated for impairment	$10	$—	$10
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$769	$300	$1,069
Ending balance: individually evaluated for impairment	$769	$300	$1,069
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

December 31, 2011	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$2	$—	$2
Ending balance: individually evaluated for impairment	$2	$—	$2
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$1,097	$237	$1,334
Ending balance: individually evaluated for impairment	$1,097	$237	$1,334
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

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

At December 31, 2012 and 2011, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	2012	2011	2012	2011
Pass	$—	$—	$274	$188
Special mention	769	1,097	26	49
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$769	$1,097	$300	$237

As of December 31, 2012 and 2011, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	—	10	10	4	4
Total	$—	$10	$10	$4	$4

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

	Impaired Loans
December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	18	20	2	21	—
Total	$18	$20	$2	$21	$—

At December 31, 2012 and 2011, investment in financing receivables is aged as follows (in thousands):

December 31, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$769	$769	$—
Finance leases	—	33	—	33	267	300	—
Total	$—	$33	$—	$33	$1,036	$1,069	$—

December 31, 2011	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$1,097	$1,097	$—
Finance leases	12	6	41	59	178	237	41
Total	$12	$6	$41	$59	$1,275	$1,334	$41

As discussed in Note 4, the Company had no notes in non-accrual status as of December 31, 2012. By comparison, one of the Company’s note receivable was in non-accrual status at December 31, 2011 and was considered impaired relative to its payment terms. Just prior to the end of the third quarter, past due amounts were received bringing the note current at September 30, 2012. Accordingly, the note was returned to accrual status effective October 1, 2012. The Company had previously accumulated $10 thousand of adjustments to reflect the fair value of such notes.

As of December 31, 2012, there were no accounts receivable related to net investments in financing receivables placed in non-accrual status. At December 31, 2011, certain investments in financing receivables, with related accounts receivable past due more than 90 days, were still on an accrual basis based upon management’s assessment of the collectability of such receivables. However, the related accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above.

6. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2011	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2012
Net investment in operating leases	$15,578	$(2,136)	$(2,927)	$10,515
Net investment in direct financing leases	237	266	(203)	300
Assets held for sale or lease, net	287	85	(1)	371
Initial direct costs, net of accumulated amortization of $80 at December 31, 2012 and $137 at December 31, 2011	42	40	(23)	59
Total	$16,144	$(1,745)	$(3,154)	$11,245

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net: - (continued)

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During 2012 and 2011, the Company deemed certain off-lease assets to be impaired, and accordingly, recorded fair value adjustments of $429 thousand and $37 thousand, respectively, which reduced the cost basis of such assets.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $2.9 million and $4.4 million for the respective years ended December 31, 2012 and 2011.

All of the leased property was acquired during the years 2005 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2011	Additions	Reclassifications, Dispositions and Impairment Losses	Balance December 31, 2012
Transportation, rail	$11,723	$—	$(97)	$11,626
Materials handling	11,374	—	(5,285)	6,089
Transportation, other	9,656	—	(3,570)	6,086
Mining	2,893	—	—	2,893
Aviation	1,658	—	—	1,658
Marine vessels	1,415	—	—	1,415
Manufacturing	953	—	—	953
Construction	2,241	—	(1,343)	898
Logging and lumber	781	—	(781)	—
Other	—	—	4	4
	42,694	—	(11,072)	31,622
Less accumulated depreciation	(27,116)	(2,927)	8,936	(21,107)
Total	$15,578	$(2,927)	$(2,136)	$10,515

The average estimated residual value for assets on operating leases was 21% of the assets’ original cost at both December 31, 2012 and 2011. There were no operating lease contracts placed in non-accrual status at December 31, 2012 and 2011.

Direct financing leases:

As of December 31, 2012 and 2011, investment in direct financing leases primarily consists of materials handling, furniture and fixtures, and research equipment. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2012 and 2011 (in thousands):

	2012	2011
Total minimum lease payments receivable	$325	$261
Estimated residual values of leased equipment (unguaranteed)	60	46
Investment in direct financing leases	385	307
Less unearned income	(85)	(70)
Net investment in direct financing leases	$300	$237

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net: - (continued)

There were no investment in direct financing lease assets in non-accrual status at December 31, 2012 and 2011.

At December 31, 2012, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2013	$2,961	$219	$3,180
2014	2,073	75	2,148
2015	1,087	31	1,118
2016	415	—	415
2017	415	—	415
Thereafter	79	—	79
	$7,030	$325	$7,355

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2012, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Costs reimbursed to Managing Member and/or affiliates	$424	$474
Asset management fees to Managing Member and/or affiliates	321	364
Acquisition and initial direct costs paid to Managing Member	92	100
	$837	$938

8. Non-recourse debt:

At December 31, 2012 and 2011, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.33% to 5.95%. The notes are secured

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse debt: - (continued)

by assignments of lease payments and pledges of assets. At December 31, 2012, gross lease rentals totaled approximately $3.9 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $6.2 million. The notes mature from 2013 through 2015.

The non-recourse debt does not contain any material financial covenants. The debt is secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties' signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company's good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2013	$1,699	$155	$1,854
2014	1,313	73	1,386
2015	639	17	656
	$3,651	$245	$3,896

9. Borrowing facilities:

Effective as of December 31, 2012, the Company’s participation in a revolving credit facility (the “Credit Facility”) with AFS and certain of its affiliates was terminated. The Company had no related balances outstanding at the time.

Prior to December 31, 2012, the Company participated with AFS and certain of its affiliates in the Credit Facility comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions as lenders. The Credit Facility was for an amount up to $60 million and included certain financial covenants. The interest rate on the Credit Facility was based on either the LIBOR/Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-priced daily. Principal amounts of loans made under the Credit Facility that were prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility.

The Company had no borrowings under the Acquisition Facility during 2012 and 2011. Likewise, there were no borrowings under the Warehouse Facility at December 31, 2012. As of December 31, 2011, borrowings of $5.6 million were outstanding under such facility of which the Company’s maximum obligation approximated $590 thousand. The Company’s maximum obligation at December 31, 2011 represented the Company’s “pro-rata share” of the outstanding warehouse borrowings calculated as a ratio of the net worth of each entity over the aggregate net worth of all entities benefiting from the Warehousing Trust estate.

10. Commitments:

At December 31, 2012, the Company had no commitments to purchase lease assets or fund investments in notes receivable.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

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

12. Members’ capital:

Units issued and outstanding were 5,209,307 at both December 31, 2012 and 2011, respectively. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated sales of Units effective April 30, 2006.

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

There were no Units repurchased during 2012 and 2011.

During the years ended December 31, 2012 and 2011, distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2012	2011
Distributions	$4,819	$4,819
Weighted average number of Units outstanding	5,209,307	5,209,307
Weighted average distributions per Unit	$0.93	$0.93

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

At December 31, 2012 and 2011, the Company had no assets or liabilities that require measurement at fair value on a recurring basis. During 2012 and 2011, the Company recorded non-recurring adjustments to reflect the fair value of impaired lease and off-lease assets, notes receivable and investment securities. Amounts at December 31, 2012 and 2011 reflect the fair value of the then existing impaired assets.

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

Such fair value adjustments utilized the following methodology:

Impaired operating lease and off-lease equipment

During 2012, the Company deemed certain lease equipment (assets) to be impaired and recorded fair value adjustments of $429 thousand to reduce the cost basis of the equipment. The adjustments were non-recurring. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired lease assets were classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market. During 2011, non-recurring fair value adjustments relative to impaired off-lease assets totaled $37 thousand. The fair values of the impaired equipment were classified within Level 3 of the valuation hierarchy.

Impaired notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with adjustments for impaired loans as deemed necessary. During 2012, the Company recorded $8 thousand of adjustments to reflect the fair value of an impaired note. Such adjustments totaled $2 thousand during 2011. The adjustments were based upon an independent appraisal of the underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable was classified within Level 3 of the valuation hierarchy. Such valuation utilized a market approach technique and used inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. During 2012, the Company recorded $40 thousand of non-recurring fair value adjustment which reduced the cost basis of two investment securities. Of the total adjustment, $32 thousand was based on an approximate 66% reduction in the valuation of one of the securities. Such reduction considered the investee’s current liquidity, rate of cash burn and potential for additional capital infusion. The remaining $8 thousand represents an additional adjustment to an investment which was originally deemed impaired in March 2011.

During 2011, the Company had recorded fair value adjustments of $2 thousand and $55 thousand which reduced the cost basis of investments deemed impaired at June 30, 2011 and March 31, 2011, respectively. The non-recurring fair value adjustment at June 30, 2011 reflects an approximate 25% reduction in valuation based on the expected value of

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

shares of the venture company as contemplated in its merger agreement terms. Subsequent to the merger, no additional impairment has been defined. The non-recurring fair value adjustment at March 31, 2011 was based on an approximate 87% reduction in valuation as determined by the investee’s current liquidity, rate of cash burn and potential for additional capital infusion.

The following tables present the fair value measurements of impaired assets measured at fair value on a non-recurring basis during 2012 and 2011, and the level within the hierarchy in which the fair value measurements fall at December 31, 2012 and 2011 (in thousands):

	December 31, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis
Impaired lease and off-lease equipment	$405	$—	$—	$405
Impaired investment securities	24	—	—	24

	December 31, 2011	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis
Impaired notes receivable, net	$18	$—	$—	$18
Impaired investment securities	15	—	—	15

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

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2012 and 2011 (in thousands):

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,502	$1,502	$—	$—	$1,502
Notes receivable, net	759	—	—	759	759
Investment in securities	219	—	—	219	219
Financial liabilities:
Non-recourse debt	3,651	—	—	3,807	3,807

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$1,416	$1,416
Notes receivable, net	1,095	1,095
Investment in securities	200	200
Financial liabilities:
Non-recourse debt	5,542	5,825

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2012. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2012.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 62, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 59, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 54, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2012.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Managing Member, AFS, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2012 and 2011 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ASC, an affiliate of AFS.

Through December 31, 2012, $4.7 million of such commissions had been paid to AFS or its affiliate. Of that amount, $3.9 million has been re-allowed to other broker/dealers.

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

Limitations on Fees

The Fund has adopted a single Asset Management Fee plus the Carried Interest as a means of compensating the Manager for sponsoring the Fund and managing its operations. While this compensation structure is intended to simplify management compensation for purposes of investor's understanding, state securities administrators use a more complicated compensation structure in their review of equipment program offerings in order to assure that those offerings are fair under the states' merit review guidelines. The total of all Front End Fees, the Carried Interest and the

Asset Management Fee will be subject to the Asset Management Fee Limit in order to assure these state administrators that the Fund will not bear greater fees than permitted under the state merit review guidelines. The North American Securities Administrators Association, Inc. (“NASAA”) is an organization of state securities administrators, those state government agencies responsible for qualifying securities offerings in their respective states. NASAA has established standards for the qualification of a number of different types of securities offerings and investment products, including its Statement of Policy on Equipment Programs (the “NASAA Equipment Leasing Guidelines”). Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines establish the standards for payment of reasonable carried interests, promotional interests and fees for equipment acquisition, management, resale and releasing services to equipment leasing program sponsors. Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines set the maximum compensation payable to the sponsor and its affiliates from an equipment leasing program such as the Fund. The Asset Management Fee Limit will equal the maximum compensation payable under Article IV, Sections C through G of the NASAA Equipment Leasing Guidelines as in effect on the date of the Fund's prospectus (the “NASAA Fee Limitation”). Under the Asset Management Fee Limit, the Fund will calculate the maximum fees payable under the NASAA Fee Limitation and guarantee that the Asset Management Fee it will pay the Manager and its Affiliates, when added to its Carried Interest, will never exceed the fees and interests payable to a sponsor and its affiliates under the NASAA Fee Limitation.

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

Under the NASAA Equipment Leasing Guidelines, the Fund is required to commit a minimum percentage of the Gross Proceeds to Investment in Equipment, calculated as the greater of: (i) 80% of the Gross Proceeds reduced by 0.0625% for each 1% of indebtedness encumbering the Fund's equipment; or (ii) 75% of such Gross Proceeds. The Fund intends to incur total indebtedness equal to 50% of the aggregate cost of its equipment. The Operating Agreement requires the Fund to commit at least 85.875% of the Gross Proceeds to Investment in Equipment. Based on the formula in the NASAA Guidelines, the Fund's minimum Investment in Equipment would equal 76.875% of Gross Proceeds (80% - [50% × .0625%] = 76.875%), and the Fund's minimum Investment in Equipment would therefore exceed the NASAA Fee Limitation minimum by 9%.

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

Managing Member’s Interest in Operating Proceeds

AFS receives an allocation of all 7.5% of all Company net income, net loss and investment tax credits corresponding to its Carried Interest in Distributions and the remaining 92.5% is allocated among the Members. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2012 and 2011.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2012, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Capital Group The Transamerica Pyramid 600 Montgomery Street, 9th Floor San Francisco, CA 94111	Initial Limited Liability Company Units 50 Units ($500)	0.0004%

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2012 and 2011, the Company incurred audit and/or other fees with its principal auditors as follows (in thousands):

	2012	2011
Audit fees	$50	$63
Other	—	3
	$50	$66

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

(31.1)  Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)

(31.2)  Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)

(32.1)  Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350

(32.2)  Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350

(101.INS)*   XBRL Instance Document

(101.SCH)*  XBRL Taxonomy Extension Schema Document

(101.CAL)*  XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)*  XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)*  XBRL Taxonomy Extension Presentation Linkbase Document

(101.DEF)*  XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2013

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 14, 2013
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 14, 2013
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 14, 2013

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.