Form 10-Q
period 2013-06-30
ATEL Capital Equipment Fund XI, LLC
filed 2013-08-13
CIK 1297667

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2013

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

The number of Limited Liability Company Units outstanding as of July 31, 2013 was 5,209,307.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

JUNE 30, 2013 AND DECEMBER 31, 2012
(In Thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$488	$1,502
Accounts receivable, net of allowance for doubtful accounts of $1 as of June 30, 2013 and $6 as of December 31, 2012	185	179
Notes receivable, net of unearned interest income of $81 and allowance for credit losses of $10 at June 30, 2013 and net of unearned interest income of $110 and allowance for credit losses of $10 at December 31, 2012	641	759
Investment in securities	219	219
Investments in equipment and leases, net of accumulated depreciation of $19,909 as of June 30, 2013 and $22,758 as of December 31, 2012	9,292	11,245
Prepaid expenses and other assets	26	32
Total assets	$10,851	$13,936
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$74	$155
Accrued distributions to Other Members	551	551
Other	188	404
Non-recourse debt	2,807	3,651
Unearned operating lease income	58	162
Total liabilities	3,678	4,923
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	7,173	9,013
Total Members’ capital	7,173	9,013
Total liabilities and Members’ capital	$10,851	$13,936

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2013 AND 2012
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Leasing and lending activities:
Operating leases	$1,098	$1,415	$2,249	$3,071
Direct financing leases	22	33	48	45
Interest on notes receivable	14	19	29	41
Gain on sales of lease assets and early termination of notes	64	77	96	200
Gain on sales or dispositions of securities	2	1	3	1
Unrealized gain on securities	—	6	—	59
Other	81	16	86	37
Total revenues	1,281	1,567	2,511	3,454
Expenses:
Depreciation of operating lease assets	548	793	1,206	1,596
Asset management fees to Managing Member and/or affiliates	61	84	130	172
Acquisition expense	—	—	—	12
Cost reimbursements to Managing Member and/or affiliates	77	103	161	216
Reversal of provision for credit losses	(3)	(59)	(5)	(49)
Impairment losses on equipment	13	34	13	34
Provision for losses on investment in securities	—	—	—	32
Amortization of initial direct costs	5	6	10	13
Interest expense	39	62	85	131
Professional fees	9	16	53	65
Outside services	13	24	20	32
Other	29	56	73	102
Total operating expenses	791	1,119	1,746	2,356
Other income (loss), net	4	—	(1)	1
Net income	$494	$448	$764	$1,099
Net income:
Managing Member	$98	$98	$195	$195
Other Members	396	350	569	904
	$494	$448	$764	$1,099
Net income per Limited Liability Company Unit (Other Members)	$0.08	$0.07	$0.11	$0.17
Weighted average number of Units outstanding	5,209,307	5,209,307	5,209,307	5,209,307

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE SIX MONTHS ENDED JUNE 30, 2013
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2011	5,209,307	$12,585	$—	$12,585
Distributions to Other Members ($0.93 per Unit)	—	(4,819)	—	(4,819)
Distributions to Managing Member	—	—	(391)	(391)
Net income	—	1,247	391	1,638
Balance December 31, 2012	5,209,307	9,013	—	9,013
Distributions to Other Members ($0.46 per Unit)	—	(2,409)	—	(2,409)
Distributions to Managing Member	—	—	(195)	(195)
Net income	—	569	195	764
Balance June 30, 2013 (Unaudited)	5,209,307	$7,173	$—	$7,173

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2013 AND 2012
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating activities:
Net income	$494	$448	$764	$1,099
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(64)	(77)	(96)	(200)
Depreciation of operating lease assets	548	793	1,206	1,596
Amortization of initial direct costs	5	6	10	13
Impairment losses on equipment	13	34	13	34
Reversal of provision for credit losses	(3)	(59)	(5)	(49)
Provision for losses on investment in securities	—	—	—	32
Gain on sales or dispositions of securities	(2)	(1)	(3)	(1)
Unrealized gain on securities	—	(6)	—	(59)
Changes in operating assets and liabilities:
Accounts receivable	163	200	(1)	313
Prepaid expenses and other assets	3	(68)	6	(65)
Accounts payable, Managing Member	(4)	(65)	(81)	(61)
Accounts payable, other	(34)	123	(216)	117
Unearned operating lease income	(144)	25	(104)	33
Net cash provided by operating activities	975	1,353	1,493	2,802
Investing activities:
Purchase of securities	—	—	(8)	—
Proceeds from sales of lease assets and early termination of notes	254	418	722	927
Proceeds from sales or dispositions of securities	11	1	11	1
Principal payments received on direct financing leases	40	43	98	86
Principal payments received on notes receivable	60	79	118	159
Net cash provided by investing activities	365	541	941	1,173
Financing activities:
Repayments under non-recourse debt	(423)	(484)	(844)	(997)
Distributions to Other Members	(1,205)	(1,204)	(2,409)	(2,409)
Distributions to Managing Member	(98)	(98)	(195)	(195)
Net cash used in financing activities	(1,726)	(1,786)	(3,448)	(3,601)
Net (decrease) increase in cash and cash equivalents	(386)	108	(1,014)	374
Cash and cash equivalents at beginning of period	874	1,682	1,502	1,416
Cash and cash equivalents at end of period	$488	$1,790	$488	$1,790
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$42	$74	$89	$156
Cash paid during the period for taxes	$29	$45	$32	$45
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$551	$551	$551	$551
Distributions payable to Managing Member at period-end	$45	$45	$45	$45
Securities acquired through conversion of warrants	$—	$6	$—	$59

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through June 30, 2013 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of June 30, 2013, 5,209,307 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2013 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2013 and 2012 and long-lived assets as of June 30, 2013 and December 31, 2012 (dollars in thousands):

	For The Six Months Ended June 30,
	2013	% of Total	2012	% of Total
Revenue
United States	$2,438	97%	$3,253	94%
United Kingdom	73	3%	201	6%
Total International	73	3%	201	6%
Total	$2,511	100%	$3,454	100%

	As of June 30,		As of December 31,
	2013	% of Total	2012	% of Total
Long-lived assets
United States	$9,286	100%	$11,090	99%
United Kingdom	6	0%	155	1%
Total International	6	0%	155	1%
Total	$9,292	100%	$11,245	100%

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and six months ended June 30, 2013. By comparison, $32 thousand of fair value adjustments relative to impaired investments were recorded during the first six months of 2012, all of which were recorded during the first quarter.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value, as determined by the Managing Member, on the balance sheet as assets or liabilities. At June 30, 2013 and December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount. During the three and six months ended June 30, 2012, the Company recorded unrealized gains of $6 thousand and $59 thousand, respectively, relative to the conversion of warrants associated with shares of certain venture companies. There were no unrealized gains recorded during the three and six months ended June 30, 2013. Gains and/or losses recognized on the net exercise of certain warrants were nominal for the three and six months ended June 30, 2013 and 2012.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company’s net foreign currency translation gains and losses were nominal during both the three- and six-month periods ended June 30, 2013 and 2012.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At June 30, 2013, the original terms of the notes receivable are from 17 to 120 months and bear interest at rates ranging from 8.42% to 11.58%. The notes are secured by the equipment financed, and mature from 2013 through 2016.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

The Company had no notes in non-accrual status at both June 30, 2013 and December 31, 2012. As of December 31, 2012, the Company did, however, have a note receivable that was deemed impaired. Such impaired note remained outstanding as of June 30, 2013.

The impaired note at December 31, 2012 was placed in non-accrual status in 2010, at which time its term was modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at the original rate of 11.58%. During 2011, the note was deemed impaired relative to its original payment terms. From April 1, 2012 well into the third quarter of 2012, the interest only payment arrangement was continued pending final resolution of the terms of repayment. Prior to the end of the third quarter of 2012, a large dollar amount was received to significantly reduce the then outstanding principal balance by September 30, 2012. During the periods when interest only was being paid, all such payments were made in accordance with the then applicable note modification agreements. The note was returned to accrual status effective October 1, 2012. As of June 30, 2013, $10 thousand of the aforementioned note remains outstanding. As of the same date, the fair value of the impaired note is $0, reflecting previous valuation adjustments of $10 thousand.

The minimum future payments receivable as of June 30, 2013 are as follows (in thousands):

Six months ending December 31, 2013	$157
Year ending December 31, 2014	221
2015	166
2016	188
732
Less: portion representing unearned interest income	(81)
651
Less: Reserve for impairment	(10)
Notes receivable, net	$641

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2011	$—	$—	$58	$2	$—	$60
(Reversal of) provision for credit losses	—	—	(52)	8	—	(44)
Balance December 31, 2012	—	—	6	10	—	16
Reversal of provision for credit losses	—	—	(5)	—	—	(5)
Balance June 30, 2013	$—	$—	$1	$10	$—	$11

Accounts receivable

Accounts receivable represent the amounts billed under operating and direct financing lease contracts, and notes receivable which are currently due to the Company.

Allowances for doubtful accounts are typically established based upon their aging and historical charge off and collection experience and the creditworthiness of specifically identified lessees and borrowers, and invoiced amounts. Accounts receivable deemed uncollectible are generally charged off against the allowance

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

on a specific identification basis. Recoveries of amounts that were previously written-off are recorded as other income in the period received. Accounts receivable are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management periodically reviews the creditworthiness of companies with lease or note payments outstanding less than 90 days. Based upon management’s judgment, such leases or notes may be placed in non-accrual status. Leases or notes placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid receivable is probable. Until such time, revenues on operating leases are recognized on a cash basis. All payments received on amounts billed under direct financing leases and notes receivable are applied only against outstanding principal balances.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of June 30, 2013 and December 31, 2012, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

June 30, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$10	$—	$10
Ending balance: individually evaluated for impairment	$10	$—	$10
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$651	$201	$852
Ending balance: individually evaluated for impairment	$651	$201	$852
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

December 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$10	$—	$10
Ending balance: individually evaluated for impairment	$10	$—	$10
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$769	$300	$1,069
Ending balance: individually evaluated for impairment	$769	$300	$1,069
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

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

At June 30, 2013 and December 31, 2012, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Pass	$641	$—	$201	$274
Special mention	—	769	—	26
Substandard	—	—	—	—
Doubtful	10	—	—	—
Total	$651	$769	$201	$300

As of June 30, 2013 and December 31, 2012, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
June 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	10	10	10	10	—
Total	$10	$10	$10	$10	$—

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

	Impaired Loans
December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	10	10	10	14	4
Total	$10	$10	$10	$14	$4

At June 30, 2013 and December 31, 2012, investment in financing receivables is aged as follows (in thousands):

June 30, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$651	$651	$—
Finance leases	—	—	1	1	200	201	1
Total	$—	$—	$1	$1	$851	$852	$1

December 31, 2012	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$769	$769	$—
Finance leases	—	33	—	33	267	300	—
Total	$—	$33	$—	$33	$1,036	$1,069	$—

The Company had no notes in non-accrual status at both June 30, 2013 and December 31, 2012. As of December 31, 2012, the Company did, however, have a note receivable that was deemed impaired. Such impaired note remained outstanding as of June 30, 2013. See Note 3 for further discussion.

At June 30, 2013, certain investments in financing receivables with related accounts receivable past due more than 90 days were still on an accrual basis based on management’s assessment of the collectability of such receivables. However, these accounts receivable were fully reserved and included in the allowance for doubtful accounts presented above. As of December 31, 2012, there were no investments in financing receivables with related accounts receivable past due more than 90 days which were still on an accrual basis.

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2013
Net investment in operating leases	$10,515	$(463)	$(1,206)	$8,846
Net investment in direct financing leases	300	(1)	(98)	201
Assets held for sale or lease, net	371	(175)	—	196
Initial direct costs, net of accumulated amortization of $78 at June 30, 2013 and $80 at December 31, 2012	59	—	(10)	49
Total	$11,245	$(639)	$(1,314)	$9,292

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the respective three months ended June 30, 2013 and 2012, the Company recorded $13 thousand and $34 thousand of fair value adjustments to reduce the cost basis of certain impaired off-lease equipment. Such amounts also represent the total fair value adjustments for the six months ended June 30, 2013 and 2012.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $548 thousand and $793 thousand for the respective three months ended June 30, 2013 and 2012, and was approximately $1.2 million and $1.6 million for the respective six months ended June 30, 2013 and 2012. Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $5 thousand and $6 thousand for the respective three months ended June 30, 2013 and 2012 and $10 thousand and $13 thousand for the respective six months ended June 30, 2013 and 2012.

All of the leased property was acquired during the years 2005 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications, Dispositions and Impairment Losses	Balance June 30, 2013
Transportation, rail	$11,626	$—	$(103)	$11,523
Transportation, other	6,086	—	(1,677)	4,409
Materials handling	6,089	—	(2,294)	3,795
Mining	2,893	—	—	2,893
Aviation	1,658	—	—	1,658
Marine vessels	1,415	—	—	1,415
Construction	898	—	—	898
Manufacturing	953	—	(123)	830
Other	4	—	1	5
	31,622	—	(4,196)	27,426
Less accumulated depreciation	(21,107)	(1,206)	3,733	(18,580)
Total	$10,515	$(1,206)	$(463)	$8,846

The average estimated residual value for assets on operating leases was 22% and 21% of the assets’ original cost at June 30, 2013 and December 31, 2012, respectively. There were no operating lease contracts placed in non-accrual status at June 30, 2013 and December 31, 2012. However, as of June 30, 2013 and December 31, 2012, the Company had certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Direct financing leases:

As of June 30, 2013 and December 31, 2012, investment in direct financing leases primarily consists of materials handling, furniture and fixtures, and research equipment. The components of the Company’s investment in direct financing leases as of June 30, 2013 and December 31, 2012 are as follows (in thousands):

	June 30, 2013	December 31, 2012
Total minimum lease payments receivable	$199	$325
Estimated residual values of leased equipment (unguaranteed)	47	60
Investment in direct financing leases	246	385
Less unearned income	(45)	(85)
Net investment in direct financing leases	$201	$300

There were no investments in direct financing lease assets in non-accrual status at June 30, 2013 and December 31, 2012.

At June 30, 2013, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2013	$1,385	$88	$1,473
Year ending December 31, 2014	2,142	80	2,222
2015	1,134	31	1,165
2016	463	—	463
2017	441	—	441
2018	105	—	105
	$5,670	$199	$5,869

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of June 30, 2013, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows during each of the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Costs reimbursed to Managing Member and/or affiliates	$77	$103	$161	$216
Asset management fees to Managing Member and/or affiliates	61	84	130	172
Acquisition and initial direct costs paid to Managing Member and/or affiliates	—	—	—	12
	$138	$187	$291	$400

7. Non-recourse debt:

At June 30, 2013, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.40% to 5.95%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2013, gross lease rentals totaled approximately $2.9 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $5.5 million. The notes mature from 2014 through 2015.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2013	$855	$66	$921
Year ending December 31, 2014	1,313	73	1,386
2015	639	17	656
	$2,807	$156	$2,963

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

9. Commitments:

At June 30, 2013, the Company had no commitments to either purchase lease assets or fund loans.

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

11. Members’ capital:

A total of 5,209,307 Units were issued and outstanding as of June 30, 2013 and December 31, 2012. The Fund was authorized to issue up to 15,000,000 Units. The Company terminated sales of Units effective April 30, 2006.

The Company has the right, exercisable at the Manager’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given circumstances, in the event that the Manager deems such

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Members’ capital: - (continued)

repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Distributions	$1,205	$1,204	$2,409	$2,409
Weighted average number of Units outstanding	5,209,307	5,209,307	5,209,307	5,209,307
Weighted average distributions per Unit	$0.23	$0.23	$0.46	$0.46

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

The Company had no assets or liabilities requiring measurement at fair value on a recurring basis as of June 30, 2013 and December 31, 2012; however, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired off-lease equipment during the second quarter of 2013, and those of certain impaired lease and off-lease equipment, notes receivable and investment securities during 2012. Balances shown at June 30, 2013 and December 31, 2012 reflect the fair value of the then existing impaired assets.

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
(Unaudited)

12. Fair value measurements: - (continued)

Such fair value adjustments utilized the following methodology:

Impaired operating lease and off-lease equipment

During the second quarter of 2013, the Company recorded fair value adjustments of $13 thousand to reduce the cost basis of certain impaired off-lease equipment. Such amount also represents the total fair value adjustments for the six months ended June 30, 2013. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

During the three and six months ended June 30, 2012, fair value adjustments relative to impaired lease and off-lease equipment amounted to $34 thousand. The fair values of the impaired equipment were classified within Level 3 of the valuation hierarchy. An additional $395 thousand of fair value adjustments were recorded through December 31, 2012.

Impaired notes receivable

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. The Company had no fair value adjustments relative to impaired notes receivable during the first six months of 2013.

During the first quarter of 2012, the Company recorded an additional $8 thousand adjustment to reflect the fair value of a note deemed impaired in 2011. Such amount also represents the total fair value adjustments for the six months ended June 30, 2012. The incremental adjustment was based upon an independent appraisal of the underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable was classified within Level 3 of the valuation hierarchy. Such valuation utilized a market approach technique and used inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral. There was no additional fair value adjustment through December 31, 2012.

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had no fair value adjustments to investment securities during first six months of 2013.

During 2012, the Company recorded $40 thousand of non-recurring fair value adjustments which reduced the cost basis of two investment securities. Of the total adjustment, $32 thousand was recorded during the first quarter of 2012 and was based on an approximate 66% reduction in the valuation of one of the securities. Such reduction considered the investee’s current liquidity, rate of cash burn and potential for additional capital infusion. The remaining $8 thousand, which was recorded during the fourth quarter of 2012, represents an additional adjustment to an investment which was originally deemed impaired in March 2011. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair values of the impaired investment securities were classified within Level 3 of the valuation hierarchy due to the significant inputs that are unobservable in the market.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease equipment	$7	$—	$—	$7

	December 31, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease equipment	$405	$—	$—	$405
Impaired investment securities	24	—	—	24

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2013:

Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing Quotes - per equipment Equipment Condition	$400 – $700 (total of $7,400) Poor to Average

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

The following tables present a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at June 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at June 30, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$488	$488	$—	$—	$488
Notes receivable, net	641	—	—	641	641
Investment in securities	219	—	—	219	219
Financial liabilities:
Non-recourse debt	2,807	—	—	2,907	2,907

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,502	$1,502	$—	$—	$1,502
Notes receivable, net	759	—	—	759	759
Investment in securities	219	—	—	219	219
Financial liabilities:
Non-recourse debt	3,651	—	—	3,807	3,807

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

The Company may continue until December 31, 2025. However, pursuant to the guidelines of the Limited Liability Company Operating Agreement (“Operating Agreement”), the Company commenced liquidation phase activities subsequent to the end of the Reinvestment Period which ended on December 31, 2012. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

The three months ended June 30, 2013 versus the three months ended June 30, 2012

The Company had net income of $494 thousand and $448 thousand for the three months ended June 30, 2013 and 2012, respectively. Results for the second quarter of 2013 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2013 declined by $286 thousand, or 18%, as compared to the prior year period. The net reduction in total revenues was largely attributable to a decrease in operating lease revenues partially offset by an increase in other revenue.

Operating lease revenues decreased $317 thousand primarily as a result of continued run-off and sales of lease assets; while other revenue increased by $65 thousand largely due to excess mileage fees collected on certain returned vehicles.

Expenses

Total expenses for the second quarter of 2013 decreased by $328 thousand, or 29%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in depreciation expense, other expense, interest expense and impairment losses on equipment. Such decreases in expenses were partially offset by a reduction in recovery of accounts receivable amounts previously reserved.

Depreciation expense decreased by $245 thousand, or 31%, largely due to run-off and sales of lease assets. Other expense decreased by $27 thousand largely due to lower franchise tax fees and bank charges related to the Fund’s line of credit which terminated effective December 31, 2012. Moreover, interest expense decreased by $23 thousand mainly due to a $1.7 million decline in outstanding borrowings since June 30, 2012. Finally, the $21 thousand decline in impairment losses on equipment reflects a period over period reduction in fair value adjustments relative to impaired off-lease equipment.

A $56 thousand decline in recovery of accounts receivable amounts previously reserved partially offset the above mentioned decreases in expenses incurred during the second quarter of 2013.

The six months ended June 30, 2013 versus the six months ended June 30, 2012

The Company had net income of $764 thousand and $1.1 million for the six months ended June 30, 2013 and 2012, respectively. Results for the first half of 2013 reflect decreases in both total revenues and total operating expenses when compared to the prior year period

Revenues

Total revenues for the first six months of 2013 declined by $943 thousand, or 27%, as compared to the prior year period. The net reduction in total revenues was largely attributable to decreases in operating lease revenues, gain on sales of lease assets and early termination of notes, and unrealized gain on investment securities partially offset by an increase in other revenue.

The decrease in operating lease revenues totaled $822 thousand and was primarily a result of continued run-off and sales of lease assets. Gain on sales of lease assets and early termination of notes declined by $104 thousand largely due to a reduction in volume and a change in the mix of assets sold. In addition, during the prior year period, the Company recorded $59 thousand of unrealized gain relative to the conversion of warrants into shares of certain venture companies. There were no such unrealized gains during the current year period.

Partially offsetting the aforementioned decreases in revenues was a $49 thousand increase in other revenue. Such increase was largely due to excess mileage fees collected on certain returned vehicles.

Expenses

Total expenses for the first six months of 2013 decreased by $610 thousand, or 26%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in the following: depreciation expense, cost reimbursements to AFS, interest expense, asset management fees paid to AFS, provision for losses on investment in securities, other expense and impairment losses on equipment. Such decreases in expenses were partially offset by a reduction in recovery of accounts receivable amounts previously reserved.

Depreciation expense decreased by $390 thousand, or 24%, as a result of continued run-off and sales of lease assets. Cost reimbursements to AFS declined by $55 thousand primarily due to lower costs allocated by the Manager based on the Company’s declining asset base, and operations, consistent with a fund in liquidation. Interest expense decreased by $46 thousand mainly due to a $1.7 million decline in outstanding borrowings since June 30, 2012; and, asset management fees declined by $42 thousand as a result of the continued decrease in managed assets and related rents.

Moreover, the provision for losses on investment in securities declined by $32 thousand due to a prior year period fair value adjustment which reduced the cost basis of an impaired investment security. Other expense decreased by $29 thousand largely due to lower franchise tax fees and bank charges related to the Fund’s line of credit which terminated effective December 31, 2012; and, impairment losses on equipment declined by $21 thousand due to a period over period reduction in fair value adjustments relative to impaired off-lease equipment

A $44 thousand decline in recovery of accounts receivable amounts previously reserved partially offset the above mentioned decreases in expenses incurred during the first six months of 2013.

Capital Resources and Liquidity

At June 30, 2013 and December 31, 2012, the Company’s cash and cash equivalents totaled $488 thousand and $1.5 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net cash provided by (used in):
Operating activities	$975	$1,353	$1,493	$2,802
Investing activities	365	541	941	1,173
Financing activities	(1,726)	(1,786)	(3,448)	(3,601)
Net (decrease) increase in cash and cash equivalents	$(386)	$108	$(1,014)	$374

The three months ended June 30, 2013 versus the three months ended June 30, 2012

During the three months ended June 30, 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company also realized $265 thousand and $419 thousand of cash flows from the sale or disposition of equipment and early termination of certain notes, and the disposition of investment securities during the respective three months ended June 30, 2013 and 2012.

During the same periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $1.3 million for each of the three-month periods ended June 30, 2013 and 2012. In addition, cash was also used to pay down $423 thousand and $484 thousand of debt during the respective three months ended June 30, 2013 and 2012; and, to pay invoices related to management fees and expenses, and other payables.

The six months ended June 30, 2013 versus the six months ended June 30, 2012

During the six months ended June 30, 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company also realized $733 thousand and $928 thousand of cash flows from the sale or disposition of equipment and early termination of certain notes, and the disposition of investment securities during the respective six months ended June 30, 2013 and 2012.

During the same periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $2.6 million for each of the six-month periods ended June 30, 2013 and 2012. In addition, cash was also used to pay down $844 thousand and $997 thousand of debt during the respective six months ended June 30, 2013 and 2012; and, to pay invoices related to management fees and expenses, and other payables.

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

Non-Recourse Long-Term Debt

As of June 30, 2013, the Company had non-recourse long-term debt totaling $2.8 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. Such distributions have been consistently made through June 30, 2013.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2013, the Company had no commitments to purchase lease assets or fund loans.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

31.1Rule 13a-14(a)/15d-14(a) Certification of Dean L. Cash31.2Rule 13a-14(a)/15d-14(a) Certification of Paritosh K. Choksi32.1Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash32.2Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi101.INSXBRL Instance Document101.SCHXBRL Taxonomy Extension Schema Document101.CALXBRL Taxonomy Extension Calculation Linkbase Document101.LABXBRL Taxonomy Extension Label Linkbase Document101.PREXBRL Taxonomy Extension Presentation Linkbase Document101.DEFXBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2013

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