Form 10-Q
period 2013-09-30
ATEL Capital Equipment Fund XI, LLC
filed 2013-11-13
CIK 1297667

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2013

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

The number of Limited Liability Company Units outstanding as of October 31, 2013 was 5,209,307.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

SEPTEMBER 30, 2013 AND DECEMBER 31, 2012
(In Thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and cash equivalents	$725	$1,502
Accounts receivable, net of allowance for doubtful accounts of $3 as of September 30, 2013 and $6 as of December 31, 2012	239	179
Notes receivable, net of unearned interest income of $68 and allowance for credit losses of $10 at September 30, 2013 and net of unearned interest income of $110 and allowance for credit losses of $10 at December 31, 2012	580	759
Investment in securities	219	219
Investments in equipment and leases, net of accumulated depreciation of $19,073 as of September 30, 2013 and $22,758 as of December 31, 2012	8,591	11,245
Prepaid expenses and other assets	33	32
Total assets	$10,387	$13,936
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$41	$155
Accrued distributions to Other Members	—	551
Other	186	404
Non-recourse debt	2,382	3,651
Unearned operating lease income	204	162
Total liabilities	2,813	4,923
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	7,574	9,013
Total Members’ capital	7,574	9,013
Total liabilities and Members’ capital	$10,387	$13,936

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Leasing and lending activities:
Operating leases	$913	$1,353	$3,162	$4,424
Direct financing leases	18	38	66	83
Interest on notes receivable	13	19	42	60
Gain on sales of lease assets and early termination of notes	98	75	194	275
Gain on sales or dispositions of securities	—	—	3	1
Unrealized gain on securities	—	—	—	59
Other	53	34	139	71
Total revenues	1,095	1,519	3,606	4,973
Expenses:
Depreciation of operating lease assets	441	701	1,647	2,297
Asset management fees to Managing Member and/or affiliates	51	79	181	251
Acquisition expense	—	30	—	42
Cost reimbursements to Managing Member and/or affiliates	81	96	242	312
Provision (reversal of provision) for credit losses	2	11	(3)	(38)
Impairment losses on equipment	39	221	52	255
Provision for losses on investment in securities	—	—	—	32
Amortization of initial direct costs	5	4	15	17
Interest expense	35	57	120	188
Professional fees	8	16	61	81
Outside services	8	8	28	40
Other	24	31	97	133
Total operating expenses	694	1,254	2,440	3,610
Other loss, net	—	(22)	(1)	(21)
Net income	$401	$243	$1,165	$1,342
Net income:
Managing Member	$—	$98	$195	$293
Other Members	401	145	970	1,049
	$401	$243	$1,165	$1,342
Net income per Limited Liability Company Unit (Other Members)	$0.08	$0.03	$0.19	$0.20
Weighted average number of Units outstanding	5,209,307	5,209,307	5,209,307	5,209,307

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2012
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2011	5,209,307	$12,585	$—	$12,585
Distributions to Other Members ($0.93 per Unit)	—	(4,819)	—	(4,819)
Distributions to Managing Member	—	—	(391)	(391)
Net income	—	1,247	391	1,638
Balance December 31, 2012	5,209,307	9,013	—	9,013
Distributions to Other Members ($0.46 per Unit)	—	(2,409)	—	(2,409)
Distributions to Managing Member	—	—	(195)	(195)
Net income	—	970	195	1,165
Balance September 30, 2013 (Unaudited)	5,209,307	$7,574	$—	$7,574

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2013 AND 2012
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating activities:
Net income	$401	$243	$1,165	$1,342
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(98)	(75)	(194)	(275)
Depreciation of operating lease assets	441	701	1,647	2,297
Amortization of initial direct costs	5	4	15	17
Impairment losses on equipment	39	221	52	255
Provision (reversal of provision) for credit losses	2	11	(3)	(38)
Provision for losses on investment in securities	—	—	—	32
Gain on sales or dispositions of securities	—	—	(3)	(1)
Unrealized gain on securities	—	—	—	(59)
Changes in operating assets and liabilities:
Accounts receivable	(56)	(62)	(57)	251
Prepaid expenses and other assets	(7)	31	(1)	(34)
Accounts payable, Managing Member	12	20	(69)	(41)
Accounts payable, other	(2)	(89)	(218)	28
Unearned operating lease income	146	(93)	42	(60)
Net cash provided by operating activities	883	912	2,376	3,714
Investing activities:
Purchase of securities	—	—	(8)	—
Proceeds from sales of lease assets and early termination of notes	277	423	999	1,350
Payments of initial direct costs	—	(40)	—	(40)
Proceeds from sales or dispositions of securities	—	—	11	1
Principal payments received on direct financing leases	37	57	135	143
Principal payments received on notes receivable	61	87	179	246
Net cash provided by investing activities	375	527	1,316	1,700
Financing activities:
Repayments under non-recourse debt	(425)	(445)	(1,269)	(1,442)
Distributions to Other Members	(551)	(1,205)	(2,960)	(3,614)
Distributions to Managing Member	(45)	(98)	(240)	(293)
Net cash used in financing activities	(1,021)	(1,748)	(4,469)	(5,349)
Net increase (decrease) in cash and cash equivalents	237	(309)	(777)	65
Cash and cash equivalents at beginning of period	488	1,790	1,502	1,416
Cash and cash equivalents at end of period	$725	$1,481	$725	$1,481
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$36	$64	$125	$220
Cash paid during the period for taxes	$—	$4	$32	$49
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$—	$551	$—	$551
Distributions payable to Managing Member at period-end	$—	$45	$—	$45
Securities acquired through conversion of warrants	$—	$—	$—	$59

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through September 30, 2013 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of September 30, 2013, 5,209,307 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2013 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2013 and 2012 and long-lived assets as of September 30, 2013 and December 31, 2012 (dollars in thousands):

	For The Nine Months Ended September 30,
	2013	% of Total	2012	% of Total
Revenue
United States	$3,518	98%	$4,762	96%
United Kingdom	88	2%	211	4%
Total International	88	2%	211	4%
Total	$3,606	100%	$4,973	100%

	As of September 30,		As of December 31,
	2013	% of Total	2012	% of Total
Long-lived assets
United States	$8,585	100%	$11,090	99%
United Kingdom	6	0%	155	1%
Total International	6	0%	155	1%
Total	$8,591	100%	$11,245	100%

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and nine months ended September 30, 2013. By comparison, $32 thousand of fair value adjustments relative to impaired investments were recorded during the first nine months of 2012, all of which were recorded during the first quarter.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value, as determined by the Managing Member. At September 30, 2013 and December 31, 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount. Likewise, gains and/or losses recognized on the net exercise of certain warrants were nominal for the three and nine months ended September 30, 2013 and 2012. During the first nine months of 2012, the Company recorded $59 thousand of unrealized gains relative to the conversion of warrants associated with shares of certain venture companies. There were no unrealized gains recorded during the three months ended September 30, 2013 and 2012, or the nine months ended September 30, 2013.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company’s foreign currency translations gains and losses were nominal during the three months ended September 30, 2013. By comparison, the Company recorded net foreign currency losses of $22 thousand during the prior year period. Such net foreign currency losses totaled $1 thousand and $21 thousand for the nine months ended September 30, 2013 and 2012, respectively.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net:

The Company has various notes receivable from borrowers who have financed the purchase of equipment through the Company. At September 30, 2013, the original terms of the notes receivable are from 17 to 120 months and bear interest at rates ranging from 8.42% to 11.58%. The notes are secured by the equipment financed, and mature from 2013 through 2016.

The Company had no notes in non-accrual status at both September 30, 2013 and December 31, 2012. As of December 31, 2012, the Company did, however, have a note receivable that was deemed impaired. Such impaired note remained outstanding as of September 30, 2013.

The impaired note at December 31, 2012 was placed in non-accrual status in 2010, at which time its term was modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at the original rate of 11.58%. During 2011, the note was deemed impaired relative to its original payment terms. From April 1, 2012 well into the third quarter of 2012, the interest only payment arrangement was continued pending final resolution of the terms of repayment. Prior to the end of the third quarter of 2012, a large dollar amount was received to significantly reduce the then outstanding principal balance by September 30, 2012. During the periods when interest only was being paid, all such payments were made in accordance with the then applicable note modification agreements. The note was returned to accrual status effective October 1, 2012. As of September 30, 2013, $10 thousand of the aforementioned note remains outstanding. As of the same date, the estimated fair value of the impaired note is $0, reflecting previous valuation adjustments of $10 thousand.

The minimum future payments receivable as of September 30, 2013 are as follows (in thousands):

Three months ending December 31, 2013	$83
Year ending December 31, 2014	221
2015	166
2016	188
658
Less: portion representing unearned interest income	(68)
590
Less: reserve for impairment	(10)
Notes receivable, net	$580

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2011	$—	$—	$58	$2	$—	$60
(Reversal of) provision for credit losses	—	—	(52)	8	—	(44)
Balance December 31, 2012	—	—	6	10	—	16
Reversal of provision for credit losses	—	—	(3)	—	—	(3)
Balance September 30, 2013	$—	$—	$3	$10	$—	$13

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

As of September 30, 2013 and December 31, 2012, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

September 30, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$10	$—	$10
Ending balance: individually evaluated for impairment	$10	$—	$10
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$590	$168	$758
Ending balance: individually evaluated for impairment	$590	$168	$758
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

December 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$10	$—	$10
Ending balance: individually evaluated for impairment	$10	$—	$10
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$769	$300	$1,069
Ending balance: individually evaluated for impairment	$769	$300	$1,069
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

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

At September 30, 2013 and December 31, 2012, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Pass	$580	$—	$168	$274
Special mention	—	769	—	26
Substandard	—	—	—	—
Doubtful	10	—	—	—
Total	$590	$769	$168	$300

As of September 30, 2013 and December 31, 2012, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
September 30, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	10	10	10	10	—
Total	$10	$10	$10	$10	$—

	Impaired Loans
December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	10	10	10	14	4
Total	$10	$10	$10	$14	$4

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

At September 30, 2013 and December 31, 2012, investment in financing receivables is aged as follows (in thousands):

September 30, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$590	$590	$—
Finance leases	—	—	—	—	168	168	—
Total	$—	$—	$—	$—	$758	$758	$—

December 31, 2012	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$769	$769	$—
Finance leases	—	33	—	33	267	300	—
Total	$—	$33	$—	$33	$1,036	$1,069	$—

The Company had no notes in non-accrual status at both September 30, 2013 and December 31, 2012. As of December 31, 2012, the Company did, however, have a note receivable that was deemed impaired. Such impaired note remained outstanding as of September 30, 2013. See Note 3 for further discussion.

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2013
Net investment in operating leases	$10,515	$(604)	$(1,647)	$8,264
Net investment in direct financing leases	300	3	(135)	168
Assets held for sale or lease, net	371	(256)	—	115
Initial direct costs, net of accumulated amortization of $83 at September 30, 2013 and $80 at December 31, 2012	59	—	(15)	44
Total	$11,245	$(857)	$(1,797)	$8,591

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During the respective three months ended September 30, 2013 and 2012, the Company recorded $39 thousand and $221 thousand of fair value adjustments to reduce the cost basis of certain impaired lease and off-lease equipment. Such fair value adjustments totaled $52 thousand and $255 thousand during the respective nine months ended September 30, 2013 and 2012.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $441 thousand and $701 thousand for the respective three months ended September 30, 2013 and 2012, and was approximately $1.6 million and $2.3 million for the respective nine months ended

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

September 30, 2013 and 2012. Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $5 thousand and $4 thousand for the respective three months ended September 30, 2013 and 2012, and $15 thousand and $17 thousand for the respective nine months ended September 30, 2013 and 2012.

All of the leased property was acquired during the years 2005 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications, Dispositions and Impairment Losses	Balance September 30, 2013
Transportation, rail	$11,626	$—	$(220)	$11,406
Transportation, other	6,086	—	(1,677)	4,409
Mining	2,893	—	—	2,893
Materials handling	6,089	—	(3,269)	2,820
Aviation	1,658	—	—	1,658
Marine vessels	1,415	—	—	1,415
Manufacturing	953	—	(123)	830
Construction	898	—	(140)	758
Other	4	—	7	11
	31,622	—	(5,422)	26,200
Less accumulated depreciation	(21,107)	(1,647)	4,818	(17,936)
Total	$10,515	$(1,647)	$(604)	$8,264

The average estimated residual value for assets on operating leases was 21% of the assets’ original cost at both September 30, 2013 and December 31, 2012.

There were no operating lease contracts placed in non-accrual status at September 30, 2013 and December 31, 2012. However, as of September 30, 2013 and December 31, 2012, the Company had certain other leases that have related accounts receivables aged 90 days or more that have not been placed on non-accrual status. In accordance with Company policy, such receivables are fully reserved. Management continues to closely monitor these leases for any actual change in collectability status and indication of necessary valuation adjustments.

Direct financing leases:

As of September 30, 2013, investment in direct financing leases primarily consists of materials handling, construction, manufacturing, and research equipment. As of December 31, 2012, such investment primarily consisted of materials handling, furniture and fixtures, and research equipment. The components of the Company’s investment in direct financing leases as of September 30, 2013 and December 31, 2012 are as follows (in thousands):

	September 30, 2013	December 31, 2012
Total minimum lease payments receivable	$193	$325
Estimated residual values of leased equipment (unguaranteed)	30	60
Investment in direct financing leases	223	385
Less unearned income	(55)	(85)
Net investment in direct financing leases	$168	$300

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

There were no investments in direct financing lease assets in non-accrual status at September 30, 2013 and December 31, 2012.

At September 30, 2013, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2013	$806	$40	$846
Year ending December 31, 2014	2,308	96	2,404
2015	1,245	46	1,291
2016	557	11	568
2017	485	—	485
2018	115	—	115
Thereafter	25	—	25
	$5,541	$193	$5,734

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of September 30, 2013, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Related party transactions: - (continued)

AFS and/or affiliates earned fees and commissions, and billed for reimbursements, pursuant to the Operating Agreement as follows during each of the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Costs reimbursed to Managing Member and/or affiliates	$81	$96	$242	$312
Asset management fees to Managing Member and/or affiliates	51	79	181	251
Acquisition and initial direct costs paid to Managing Member and/or affiliates	—	30	—	42
	$132	$205	$423	$605

7. Non-recourse debt:

At September 30, 2013, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.40% to 5.95%. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2013, gross lease rentals totaled approximately $2.5 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $5.2 million. The notes mature from 2014 through 2015.

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

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2013	$430	$30	$460
Year ending December 31, 2014	1,313	73	1,386
2015	639	17	656
	$2,382	$120	$2,502

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

9. Commitments:

At September 30, 2013, the Company had no commitments to either purchase lease assets or fund loans.

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

11. Members’ capital:

A total of 5,209,307 Units were issued and outstanding as of September 30, 2013 and December 31, 2012. The Fund was authorized to issue up to 15,000,000 Units. The Company terminated sales of Units effective April 30, 2006.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Members’ capital: - (continued)

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Distributions	$—	$1,205	$2,409	$3,614
Weighted average number of Units outstanding	5,209,307	5,209,307	5,209,307	5,209,307
Weighted average distributions per Unit	$—	$0.23	$0.46	$0.69

The monthly distributions were discontinued in 2013 as the Company entered its liquidation phase. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

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

The Company had no assets or liabilities requiring measurement at fair value on a recurring basis as of September 30, 2013 and December 31, 2012; however, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired lease and off-lease equipment during the first nine months of 2013, and those of certain impaired lease and off-lease equipment, notes receivable and investment securities during 2012. Balances shown at September 30, 2013 and December 31, 2012 reflect the fair value of the then existing impaired assets.

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
(Unaudited)

12. Fair value measurements: - (continued)

Such fair value adjustments utilized the following methodology:

Impaired operating lease and off-lease equipment

During the third quarter of 2013, the Company recorded fair value adjustments of $39 thousand to reduce the cost basis of certain impaired lease and off-lease equipment. Such amount is in addition to the $13 thousand of fair value adjustments recorded during the first six months of 2013. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

During the three and nine months ended September 30, 2012, fair value adjustments relative to impaired lease and off-lease equipment amounted to $221 thousand and $255 thousand, respectively. The fair values of the impaired equipment were classified within Level 3 of the valuation hierarchy. An additional $174 thousand of fair value adjustments were recorded through December 31, 2012.

Impaired notes receivable

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. The Company had no fair value adjustments relative to impaired notes receivable during the three and nine months ended September 30, 2013.

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

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had no fair value adjustments to investment securities during first nine months of 2013.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12. Fair value measurements: - (continued)

The following table presents the fair value measurement of impaired assets measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease equipment	$19	$—	$—	$19

	December 31, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease equipment	$405	$—	$—	$405
Impaired investment securities	24	—	—	24

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2013:

Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing Quotes - per equipment Equipment Condition	$600 (total of $18,600) Poor to Average

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

Notes receivable

The fair value of the Company’s notes receivable is estimated using either third party appraisals of collateral or discounted cash flow analyses based upon current market rates for similar types of lending arrangements, with credit risk or estimated collateral liquidation adjustments for impaired loans as deemed necessary.

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

The following tables present a summary of the carrying value and fair value by level of financial instruments not recorded at fair value on the Company’s balance sheet at September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value Measurements at September 30, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$725	$725	$—	$—	$725
Notes receivable, net	580	—	—	580	580
Investment in securities	219	—	—	219	219
Financial liabilities:
Non-recourse debt	2,382	—	—	2,463	2,463

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,502	$1,502	$—	$—	$1,502
Notes receivable, net	759	—	—	759	759
Investment in securities	219	—	—	219	219
Financial liabilities:
Non-recourse debt	3,651	—	—	3,807	3,807

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

Results of Operations

The three months ended September 30, 2013 versus the three months ended September 30, 2012

The Company had net income of $401 thousand and $243 thousand for the three months ended September 30, 2013 and 2012, respectively. Results for the third quarter of 2013 reflect decreases in both total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2013 declined by $424 thousand, or 28%, as compared to the prior year period. The net reduction in total revenues was largely attributable to a $440 thousand decrease in operating lease revenue which declined as a result of continued run-off and sales of lease assets.

Expenses

Total expenses for the third quarter of 2013 decreased by $560 thousand, or 45%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in depreciation expense, impairment losses on equipment, acquisition expense, asset management fees paid to AFS and interest expense.

The decrease in depreciation expense totaled $260 thousand and was largely due to continued run-off and sales of lease assets. Impairment losses on equipment declined by $182 thousand primarily due to a reduction in fair value adjustments relative to impaired leased and off-lease equipment. Such reduction in fair value adjustments was primarily a result of improved demand for certain of the Fund’s materials handling equipment.

Moreover, acquisition expense decreased by $30 thousand largely due to reduced costs related to identifying potential lease and funding transactions. Asset management fees paid to AFS declined by $28 thousand as a result of the decrease in managed assets and related rents; and, interest expense decreased by $22 thousand mainly due to a $1.7 million decline in outstanding borrowings since September 30, 2012.

The nine months ended September 30, 2013 versus the nine months ended September 30, 2012

The Company had net income of $1.2 million and $1.3 million for the nine months ended September 30, 2013 and 2012, respectively. Results for the first nine months of 2013 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2013 declined by $1.4 million, or 27%, as compared to the prior year period. The net reduction in total revenues was largely attributable to decreases in operating lease revenues, gain on sales of lease assets and early termination of notes, and unrealized gain on investment securities partially offset by an increase in other revenue.

The decrease in operating lease revenues totaled $1.3 million and was primarily a result of continued run-off and sales of lease assets. Gain on sales of lease assets and early termination of notes declined by $81 thousand largely due to a reduction in volume and a change in the mix of assets sold. Moreover, during the prior year period, the Company recorded $59 thousand of unrealized gain relative to the conversion of warrants into shares of certain venture companies. There were no such unrealized gains during the current year period.

Partially offsetting the aforementioned decreases in revenues was a $68 thousand increase in other revenue. Such increase was largely due to excess mileage fees collected on certain returned vehicles.

Expenses

Total expenses for the first nine months of 2013 decreased by $1.2 million, or 32%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in the following: depreciation expense, impairment losses on equipment, cost reimbursements to AFS, asset management fees paid to AFS, interest expense, acquisition expense and other expense. Such decreases in expenses were partially offset by a reduction in recovery of accounts receivable amounts previously reserved.

The decrease in depreciation expense totaled $650 thousand and was primarily a result of continued run-off and sales of lease assets. Impairment losses on equipment declined by $203 thousand primarily due to a reduction in fair value adjustments relative to impaired leased and off-lease equipment. As previously discussed, the reduction in fair value adjustments was primarily a result of improved demand for certain of the Fund’s materials handling equipment. Cost reimbursements to AFS declined by $70 thousand primarily due to lower costs allocated by the Manager based on the Company’s declining asset base and operations, consistent with a fund in liquidation; and, asset management fees were lower by $70 thousand as a result of the decline in managed assets and related rents.

Furthermore, interest expense decreased by $68 thousand primarily due to a $1.7 million decline in outstanding borrowings since September 30, 2012. Acquisition expense decreased by $42 thousand largely due to reduced costs related to identifying potential lease and funding transactions; and, other expense decreased by $36 thousand largely due to lower franchise tax fees and bank charges related to the Fund’s line of credit which terminated effective December 31, 2012.

A $35 thousand decline in recovery of accounts receivable amounts previously reserved partially offset the above mentioned decreases in expenses incurred during the first nine months of 2013.

Capital Resources and Liquidity

At September 30, 2013 and December 31, 2012, the Company’s cash and cash equivalents totaled $725 thousand and $1.5 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as lease assets are acquired, as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net cash provided by (used in):
Operating activities	$883	$912	$2,376	$3,714
Investing activities	375	527	1,316	1,700
Financing activities	(1,021)	(1,748)	(4,469)	(5,349)
Net increase (decrease) in cash and cash equivalents	$237	$(309)	$(777)	$65

The three months ended September 30, 2013 versus the three months ended September 30, 2012

During the three months ended September 30, 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company also realized $277 thousand and $423 thousand of cash flows from the sale or disposition of equipment and early termination of certain notes during the respective three months ended September 30, 2013 and 2012.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $596 thousand and $1.3 million. In addition, cash was also used to pay down $425 thousand and $445 thousand of debt during the respective three months ended September 30, 2013 and 2012; and, to pay invoices related to management fees and expenses, and other payables.

The nine months ended September 30, 2013 versus the nine months ended September 30, 2012

During the nine months ended September 30, 2013 and 2012, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company also realized $1.0 million and $1.4 million of cash flows from the sale or disposition of equipment and early termination of certain notes, and the disposition of investment securities during the respective nine months ended September 30, 2013 and 2012.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $3.2 million and $3.9 million. In addition, cash was also used to pay down $1.3 million and $1.4 million of debt during the respective nine months ended September 30, 2013 and 2012; and, to pay invoices related to management fees and expenses, and other payables.

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

Non-Recourse Long-Term Debt

As of September 30, 2013 and December 31, 2012, the Company had non-recourse long-term debt totaling $2.4 million and $3.7 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 7 and 8 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. The monthly distributions were discontinued in 2013 as the Company entered its liquidation phase. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2013, the Company had no commitments to purchase lease assets or fund loans.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

2.	Other Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Dean L. Cash
31.2	Rule 13a-14(a)/15d-14(a) Certification of Paritosh K. Choksi
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Dean L. Cash
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Paritosh K. Choksi
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2013

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