Form 10-K
period 2013-12-31
ATEL Capital Equipment Fund XI, LLC
filed 2014-03-11
CIK 1297667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2014 was 5,209,307.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through December 2012 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of December 31, 2013, 5,209,307 Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, AFS and its affiliates receive compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 7 to the financial statements included in Item 8 of this report). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

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

The Company only purchased equipment under pre-existing leases or for which a lease would be entered into concurrently at the time of the purchase. Through December 31, 2013, the Company had purchased equipment with a total acquisition price of $67.5 million. The Company had also loaned $14.5 million for notes receivable secured by various assets.

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

During 2013 and 2012, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2013	2012
Union Pacific	Transportation	28%	25%
Nomac Drilling, LLC	Mining	16%	11%
Tyson Foods, Inc.	Materials handling	12%	*
*	Less than 10%

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

The primary geographic regions in which the Company seeks leasing and financing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by region, of the Company’s total revenues for the years ended December 31, 2013 and 2012:

Geographic area	2013	2012
North America	98%	94%
Europe	2%	6%

The business of the Company is not seasonal.

The Company has no full time employees. AFS’ employees and affiliates provide the services the Company requires to effectively operate. The cost of these services is reimbursed by the Company to AFS and affiliates per the Operating Agreement.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2013 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$20,589	30.48%
Construction	12,649	18.73%
Transportation, other	12,290	18.19%
Transportation, rail	11,924	17.65%
Mining	2,893	4.28%
Logging and lumber	2,001	2.96%
Aviation	1,658	2.45%
Marine vessels	1,415	2.09%
Manufacturing	1,172	1.74%
Other	958	1.43%
	$67,549	100.00%

Industry Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$11,924	17.65%
Transportation services	11,460	16.97%
Manufacturing	9,390	13.90%
Paper products	8,886	13.15%
Mining	8,610	12.75%
Health services	4,967	7.35%
Food products	3,795	5.62%
Natural gas	2,893	4.28%
Chemical products	2,139	3.17%
Wood/Lumber products	1,677	2.48%
Other	1,808	2.68%
	$67,549	100.00%

From inception to December 31, 2013, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$16,914	$3,052	$17,873
Construction	10,787	8,378	5,228
Transportation, other	7,936	1,185	8,718
Logging and lumber	1,596	639	1,191
Transportation, rail	761	481	576
Manufacturing	123	26	131
	$38,117	$13,761	$33,717

For further information regarding the Company’s equipment lease portfolio as of December 31, 2013, see Note 6 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2013 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Computer equipment	$7,023	48.38%
Office furniture/Fixtures and other assets	4,120	28.38%
Storage facility	2,503	17.24%
Research	504	3.47%
Manufacturing	367	2.53%
	$14,517	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Business services	$4,326	29.80%
Communications	3,369	23.21%
Health services	2,833	19.52%
Manufacturing	2,503	17.24%
Electronics	1,119	7.71%
Engineering	367	2.52%
	$14,517	100.00%

From inception to December 31, 2013, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computer equipment	$7,239	$2,475	$5,901
Office furniture/Fixtures and other assets	3,904	883	3,734
Research	504	—	612
Manufacturing	367	19	424
	$12,014	$3,377	$10,671

For further information regarding the Company’s notes receivable portfolio as of December 31, 2013, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2013, a total of 1,221 investors were Unitholders of record in the Company.

Unit Valuation

In order to permit custodial fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company’s assets as of December 31, 2013. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company’s assets as of December 31, 2013, by estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

The estimated values for non-interest bearing items such as any current assets and liabilities, as well as for any investment in securities, were assumed to equal their respective reported balances, which management believes approximate their respective fair values, as adjusted for impairment. And when applicable, the same was applied to loans incurred under the acquisition facility since they also bear variable rates of interest.

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

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unitholders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of December 31, 2013, the value of the Company’s assets, calculated on this basis, was approximately $2.90 per Unit. The aforementioned valuation was performed solely for custodial purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

Distributions

The Unitholders of record are entitled to certain distributions as provided under the Operating Agreement.

AFS has sole discretion in determining the amount of distributions; provided, however, that AFS will not cause the Company to reinvest operating revenues in equipment, but will distribute available cash, subject to payment of any obligations of the Company, (i) in an amount sufficient to allow an investor in a 31% federal income tax bracket to meet the federal and state income.

Although the schedule of monthly and quarterly distributions could have been discontinued in January 2013 as the Company entered its liquidation phase, the Company continued to pay monthly and quarterly distributions at a rate of $0.077 per Unit and $0.231 per Unit, respectively, from January to June 30, 2013. Such distributions ceased in July 2013 when the Company adopted a semi-annual distribution cycle consistent with a fund in liquidation. The Company made a semi-annual distribution in December 2013 at a rate of $0.150 per Unit. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager. During 2012, the Company paid monthly distributions at a rate of $0.077 per Unit for the period from January through December 2012. The rate for each of the quarterly distributions paid in 2012 was $0.231 per Unit.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2013	2012
Net income per Unit, based on weighted average Unit outstanding	$0.27	$0.24
Return of investment	0.34	0.69
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.61	0.93
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.61	$0.93

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

As of December 31, 2013 and 2012, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	2013	2012
Transportation, rail	43%	36%
Manufacturing	33%	36%
Mining	11%	*
Transportation services	*	10%
*	Less than 10%

As previously mentioned, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, during 2013 and 2012 as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2013	2012
Union Pacific	Transportation	28%	25%
Nomac Drilling, LLC	Mining	16%	11%
Tyson Foods, Inc.	Materials handling	12%	*
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s leased property was acquired in the years 2005 through 2011. The utilization percentage of existing assets under lease was 97% and 95% as of December 31, 2013 and 2012, respectively.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2013 and 2012, the Company has not exceeded the annual and/or cumulative limitations discussed above.

2013 versus 2012

The Company had net income of $1.7 million and $1.6 million for the years ended December 31, 2013 and 2012, respectively. Results for 2013 reflect decreases in both total operating expenses and total revenues when compared to the prior year results.

Revenues

Total revenues for 2013 decreased by $1.7 million, or 27%, as compared to prior year. The net reduction in total revenues was largely attributable to decreases in operating lease revenues, unrealized gain on securities and direct financing lease revenues offset, in part, by an increase in other revenue.

The decrease in operating lease revenues totaled $1.7 million and was primarily a result of continued run-off and sales of lease assets. The $59 thousand decline in unrealized gain on securities was attributable to a 2012 unrealized gain recorded on the conversion of warrants into shares of certain venture companies. There were no such unrealized gains during the current year. Moreover, direct financing lease revenues declined by $35 thousand primarily due to run-off of the portfolio.

The aforementioned decreases in revenues were partially offset by an $86 thousand increase in other revenue. Such increase was largely due to excess mileage fees collected on certain returned vehicles and additional billings for excess wear and tear on returned equipment.

Expenses

Total expenses for 2013 decreased by $1.7 million, or 36%, as compared to the prior year. The net reduction in total expenses was primarily due to decreases in the following: depreciation expense, impairment losses on equipment, cost reimbursements to AFS, acquisition expense, asset management fees paid to AFS, interest expense, and other expense. Such decreases in expenses were partially offset by a reduction in recovery of accounts receivable amounts previously reserved.

The decrease in depreciation expense totaled $842 thousand and was primarily a result of continued run-off and sales of lease assets. Impairment losses on equipment declined by $377 thousand primarily due to a reduction in fair value adjustments relative to impaired lease and off-lease equipment. Such reduction in fair value adjustments was primarily a result of improved demand for certain of the Fund’s materials handling equipment. Cost reimbursements to AFS declined by $117 thousand primarily due to lower costs allocated by the Manager based on the Company’s declining asset base and operations, consistent with a fund in liquidation; and, acquisition expense decreased by $92 thousand largely due to reduced costs related to identifying potential lease and funding transactions as the Fund entered its liquidation phase in January 2013.

Furthermore, asset management fees were lower by $89 thousand as a result of the decline in managed assets and related rents. Interest expense decreased by $89 thousand primarily due to a $1.7 million decline in outstanding borrowings since December 31, 2012; and, other expense decreased by $53 thousand largely due to lower bank charges related to the Fund’s line of credit which terminated effective December 31, 2012 and a reduction in costs pursuant to business relations.

A $30 thousand decline in recovery of accounts receivable amounts previously reserved partially offset the above mentioned decreases in expenses incurred during 2013.

Other income (loss), net

The Company recognized other income, net totaling $1 thousand and other loss, net totaling $20 thousand for the respective years ended December 31, 2013 and 2012, all of which were related to gains or losses from foreign currency transactions. The $21 thousand favorable variance was a result of a period over period weakness of the U.S. currency against the British pound at the time of the transactions. The Company’s foreign currency transactions are primarily denominated in British pounds.

Capital Resources and Liquidity

At December 31, 2013 and 2012, the Company’s cash and cash equivalents totaled $1.4 million and $1.5 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2013	2012
Net cash provided by (used in):
Operating activities	$3,130	$4,992
Investing activities	1,686	2,195
Financing activities	(4,899)	(7,101)
Net (decrease) increase in cash and cash equivalents	$(83)	$86

2013 versus 2012

During 2013 and 2012, the Company’s primary source of liquidity was cash flow from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. Moreover, the Company also realized $1.3 million and $1.7 million of cash flows from the sale or disposition of equipment and early termination of certain notes, and the disposition of investment securities during the respective years ended December 31, 2013 and 2012.

During the same respective years, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling a combined $3.2 million and $5.2 million. Cash was also used to pay down $1.7 million and $1.9 million of debt during 2013 and 2012, respectively.

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

Non-Recourse Long-Term Debt

As of December 31, 2013 and 2012, the Company had non-recourse long-term debt totaling $2.0 million and $3.7 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Notes 8 and 9 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. Although the schedule of monthly and quarterly distributions could have been discontinued in January 2013 as the Company entered its liquidation phase, the Company continued to pay monthly and quarterly distributions from January to June 30, 2013. Such distributions ceased in July 2013 when the Company adopted a semi-annual distribution cycle consistent with a fund in liquidation. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2013, the Company had no commitments to purchase lease assets or fund loans.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund XI, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund XI, LLC (the “Company”) as of December 31, 2013 and 2012, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund XI, LLC as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
San Francisco, California March 11, 2014

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

DECEMBER 31, 2013 and 2012
(In Thousands)

	2013	2012
ASSETS
Cash and cash equivalents	$1,419	$1,502
Accounts receivable, net of allowance for doubtful accounts of $2 as of December 31, 2013 and $6 as of December 31, 2012	139	179
Notes receivable, net of unearned interest income of $57 and allowance for credit losses of $0 at December 31, 2013 and net of unearned interest income of $110 and allowance for credit losses of $10 at December 31, 2012	518	759
Investment in securities	219	219
Investments in equipment and leases, net of accumulated depreciation of $18,094 as of December 31, 2013 and $22,758 as of December 31, 2012	7,974	11,245
Prepaid expenses and other assets	30	32
Total assets	$10,299	$13,936
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$73	$155
Accrued distributions to Other Members	781	551
Other	157	404
Non-recourse debt	1,952	3,651
Unearned operating lease income	112	162
Total liabilities	3,075	4,923
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	7,224	9,013
Total Members’ capital	7,224	9,013
Total liabilities and Members’ capital	$10,299	$13,936

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012
(In Thousands Except for Units and Per Unit Data)

	2013	2012
Revenues:
Leasing and lending activities:
Operating leases	$4,068	$5,719
Direct financing leases	81	116
Interest on notes receivable	53	80
Gain on sales of lease assets and early termination of notes	319	343
Gain on sales or dispositions of securities	3	5
Unrealized gain on securities	—	59
Other	201	115
Total revenues	4,725	6,437
Expenses:
Depreciation of operating lease assets	2,086	2,928
Asset management fees to Managing Member and/or affiliates	232	321
Acquisition expense	—	92
Cost reimbursements to Managing Member and/or affiliates	307	424
Reversal of provision for credit losses	(14)	(44)
Impairment losses on equipment	52	429
Provision for losses on investment in securities	—	40
Amortization of initial direct costs	20	23
Interest expense	149	238
Professional fees	75	100
Outside services	39	55
Other	120	173
Total operating expenses	3,066	4,779
Other income (loss), net	1	(20)
Net income	$1,660	$1,638
Net income:
Managing Member	$259	$391
Other Members	1,401	1,247
	$1,660	$1,638
Net income per Limited Liability Company Unit (Other Members)	$0.27	$0.24
Weighted average number of Units outstanding	5,209,307	5,209,307

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2011	5,209,307	$12,585	$—	$12,585
Distributions to Other Members ($0.93 per Unit)	—	(4,819)	—	(4,819)
Distributions to Managing Member	—	—	(391)	(391)
Net income	—	1,247	391	1,638
Balance December 31, 2012	5,209,307	9,013	—	9,013
Distributions to Other Members ($0.61 per Unit)	—	(3,190)	—	(3,190)
Distributions to Managing Member	—	—	(259)	(259)
Net income	—	1,401	259	1,660
Balance December 31, 2013	5,209,307	$7,224	$—	$7,224

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012
(In Thousands)

	2013	2012
Operating activities:
Net income	$1,660	$1,638
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(319)	(343)
Depreciation of operating lease assets	2,086	2,928
Amortization of initial direct costs	20	23
Impairment losses on equipment	52	429
Reversal of provision for credit losses	(14)	(44)
Provision for losses on investment in securities	—	40
Gain on sales or dispositions of securities	(3)	(5)
Unrealized gain on securities	—	(59)
Changes in operating assets and liabilities:
Accounts receivable	44	284
Prepaid expenses and other assets	2	(22)
Accounts payable, Managing Member	(101)	44
Accounts payable, other	(247)	83
Unearned operating lease income	(50)	(4)
Net cash provided by operating activities	3,130	4,992
Investing activities:
Purchase of securities	(8)	—
Proceeds from sales of lease assets and early termination of notes	1,273	1,699
Payments of initial direct costs	—	(40)
Proceeds from sales or dispositions of securities	11	5
Principal payments received on direct financing leases	159	203
Principal payments received on notes receivable	251	328
Net cash provided by investing activities	1,686	2,195
Financing activities:
Repayments under non-recourse debt	(1,699)	(1,891)
Distributions to Other Members	(2,960)	(4,819)
Distributions to Managing Member	(240)	(391)
Net cash used in financing activities	(4,899)	(7,101)
Net (decrease) increase in cash and cash equivalents	(83)	86
Cash and cash equivalents at beginning of year	1,502	1,416
Cash and cash equivalents at end of year	$1,419	$1,502
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$155	$246
Cash paid during the year for taxes	$32	$52
Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$781	$551
Distributions payable to Managing Member at year-end	$64	$45

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through December 31, 2013 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of December 31, 2013, 5,209,307 Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, AFS and its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 7). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

On January 1, 2013, the Company commenced liquidation phase activities pursuant to the guidelines of the Operating Agreement. Prior thereto, the Company was in its acquisition phase and was making distributions on a monthly and quarterly basis. Periodic distributions commenced in June 2005.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2013 and 2012, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2013, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2013 and 2012 and long-lived assets as of December 31, 2013 and 2012 (dollars in thousands):

	For The Year Ended December 31,
	2013	% of Total	2012	% of Total
Revenue
United States	$4,620	98%	$6,069	94%
United Kingdom	105	2%	368	6%
Total International	105	2%	368	6%
Total	$4,725	100%	$6,437	100%

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

	As of December 31,
	2013	% of Total	2012	% of Total
Long-lived assets
United States	$7,968	100%	$11,090	99%
United Kingdom	6	0%	155	1%
Total International	6	0%	155	1%
Total	$7,974	100%	$11,245	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for 2013. By comparison, $40 thousand of fair value adjustments relative to impaired investments were recorded during 2012. Gains recognized on sales or dispositions of securities totaled $3 thousand for 2013. There were no investment securities sold or disposed of during 2012.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At December 31, 2013 and 2012, the Managing Member estimated the fair value of the warrants to be nominal in amount. During 2012, the Company recorded $59 thousand of unrealized gains relative to the conversion of warrants associated with shares of certain venture companies. There were no unrealized gains recorded during 2013. Gains recognized on the net exercise of certain warrants totaled $5 thousand for 2012. There were no net exercises of warrants during 2013.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. During 2013 and 2012, the Company recorded other income, net totaling $1 thousand and other loss, net totaling $20 thousand, respectively, relative to net gains and losses from foreign currency transactions.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Review Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states, which levy income taxes on partnerships. For the years ended December 31, 2013 and 2012, the current provision for state income taxes was approximately $42 thousand and $45 thousand,

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2013 and 2012 as follows (in thousands):

	2013	2012
Financial statement basis of net assets	$7,224	$9,013
Tax basis of net assets (unaudited)	9,442	9,574
Difference	$(2,218)	$(561)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax returns (unaudited) for the years ended December 31, 2013 and 2012, respectively (in thousands):

	2013	2012
Net income per financial statements	$1,660	$1,638
Tax adjustments (unaudited):
Adjustment to depreciation expense	562	(595)
Provision for doubtful accounts	(4)	(53)
Adjustments to revenues	—	477
Adjustments to gain on sales of assets	754	831
Other	96	416
Income per federal tax return (unaudited)	$3,068	$2,714

Other income (loss), net:

Other income (loss), net is solely comprised of net gains and losses on foreign currency transactions.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers: - (continued)

As of December 31, 2013 and 2012, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	2013	2012
Transportation, rail	43%	36%
Manufacturing	33%	36%
Mining	11%	*
Transportation services	*	10%
*	Less than 10%

During 2013 and 2012, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2013	2012
Union Pacific	Transportation	28%	25%
Nomac Drilling, LLC	Mining	16%	11%
Tyson Foods, Inc.	Materials handling	12%	*
*	Less than 10%

4. Notes receivable, net:

In recent years, the Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. As of December 31, 2012, the terms of the notes receivable are generally up to 120 months with interest rates ranging from 8.42% to 11.58% per annum. The notes are secured by the equipment financed and have maturity dates ranging from 2013 through 2016. As of December 31, 2013, only one note receivable remained. Such note had an annual interest rate of 8.51% and matures in 2016.

As of December 31, 2013, the Company had neither notes in non-accrual status nor impaired notes. By comparison, as of December 31, 2012, the Company had no notes in non-accrual status. The Company did, however, have a note receivable that was deemed impaired.

The impaired note at December 31, 2012 was placed in non-accrual status in 2010, at which time its term was modified to defer the repayment of principal until April 2012 while maintaining interest-only payments at the original rate of 11.58%. During 2011, the note was deemed impaired relative to its original payment terms. From April 1, 2012 well into the third quarter of 2012, the interest only payment arrangement was continued pending final resolution of the terms of repayment. Prior to the end of the third quarter of 2012, a large dollar amount was received to significantly reduce the then outstanding principal balance by September 30, 2012. During the periods when interest only was being paid, all such payments were made in accordance with the then applicable note modification agreements. The note was returned to accrual status effective October 1, 2012. The impaired note was settled in November 2013. The Company had accumulated $10 thousand of fair value adjustments relative to the aforementioned note through its settlement date.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Notes receivable, net: - (continued)

The minimum future payments receivable as of December 31, 2013 are as follows (in thousands):

Year ending December 31, 2014	$221
2015	166
2016	188
575
Less: portion representing unearned interest income	(57)
Notes receivable, net	$518

5. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2011	$—	$—	$58	$2	$—	$60
(Reversal of) provision for credit losses	—	—	(52)	8	—	(44)
Balance December 31, 2012	—	—	6	10	—	16
Reversal of provision for credit losses	—	—	(4)	(10)	—	(14)
Balance December 31, 2013	$—	$—	$2	$—	$—	$2

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

As of December 31, 2013 and 2012, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

December 31, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$518	$131	$649
Ending balance: individually evaluated for impairment	$518	$131	$649
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

December 31, 2012	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$10	$—	$10
Ending balance: individually evaluated for impairment	$10	$—	$10
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$769	$300	$1,069
Ending balance: individually evaluated for impairment	$769	$300	$1,069
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

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

At December 31, 2013 and 2012, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Pass	$518	$—	$131	$274
Special mention	—	769	—	26
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$518	$769	$131	$300

There were no impaired loans at December 31, 2013. As of December 31, 2012, the Company’s impaired loans were as follows (in thousands):

	Impaired Loans
December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded
Notes receivable	$—	$—	$—	$—	$—
With an allowance recorded
Notes receivable	10	10	10	14	4
Total	$10	$10	$10	$14	$4

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

5. Allowance for credit losses: - (continued)

At December 31, 2013 and 2012, investment in financing receivables is aged as follows (in thousands):

December 31, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$518	$518	$—
Finance leases	—	—	—	—	131	131	—
Total	$—	$—	$—	$—	$649	$649	$—

December 31, 2012	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment >90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$769	$769	$—
Finance leases	—	33	—	33	267	300	—
Total	$—	$33	$—	$33	$1,036	$1,069	$—

As discussed in Note 4, the Company had no notes in non-accrual status as at both December 31, 2013 and 2012. As of December 31, 2012, the Company did, however, have a note receivable that was deemed impaired. Such impaired note was settled in November 2013. See Note 4 for further discussion.

6. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2012	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2013
Net investment in operating leases	$10,515	$(668)	$(2,086)	$7,761
Net investment in direct financing leases	300	(10)	(159)	131
Assets held for sale or lease, net	371	(328)	—	43
Initial direct costs, net of accumulated amortization of $82 at December 31, 2013 and $80 at December 31, 2012	59	—	(20)	39
Total	$11,245	$(1,006)	$(2,265)	$7,974

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. During 2013 and 2012, the Company deemed certain lease and off-lease assets to be impaired, and accordingly, recorded fair value adjustments of $52 thousand and $429 thousand, respectively, which reduced the cost basis of such assets.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $2.1 million and $2.9 million for the respective years ended December 31, 2013 and 2012. Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $20 thousand and $23 thousand for 2013 and 2012, respectively.

All of the leased property was acquired during the years 2005 through 2011.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

6. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2012	Additions	Reclassifications, Dispositions and Impairment Losses	Balance December 31, 2013
Transportation, rail	$11,626	$—	$(463)	$11,163
Transportation, other	6,086	—	(1,677)	4,409
Mining	2,893	—	—	2,893
Materials handling	6,089	—	(3,738)	2,351
Aviation	1,658	—	—	1,658
Marine vessels	1,415	—	—	1,415
Manufacturing	953	—	(113)	840
Construction	898	—	(140)	758
Other	4	—	7	11
	31,622	—	(6,124)	25,498
Less accumulated depreciation	(21,107)	(2,086)	5,456	(17,737)
Total	$10,515	$(2,086)	$(668)	$7,761

The average estimated residual value for assets on operating leases was 21% of the assets’ original cost at both December 31, 2013 and 2012. There were no operating lease contracts placed in non-accrual status at December 31, 2013 and 2012.

Direct financing leases:

As of December 31, 2013, investment in direct financing leases primarily consists of construction and materials handling equipment. As of December 31, 2012, such investment primarily consisted of materials handling, furniture and fixtures, and research equipment. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2013 and 2012 (in thousands):

	2013	2012
Total minimum lease payments receivable	$153	$325
Estimated residual values of leased equipment (unguaranteed)	18	60
Investment in direct financing leases	171	385
Less unearned income	(40)	(85)
Net investment in direct financing leases	$131	$300

There were no investment in direct financing lease assets in non-accrual status at December 31, 2013 and 2012.

At December 31, 2013, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2014	$2,289	$96	$2,385
2015	1,228	46	1,274
2016	554	11	565
2017	485	—	485
2018	115	—	115
Thereafter	25	—	25
	$4,696	$153	$4,849

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2013, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees, commissions and reimbursements, pursuant to the Operating Agreement as follows during each of the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Costs reimbursed to Managing Member and/or affiliates	$307	$424
Asset management fees to Managing Member and/or affiliates	232	321
Acquisition and initial direct costs paid to Managing Member and/or affiliates	—	92
	$539	$837

8. Non-recourse debt:

At December 31, 2013 and 2012, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.40% to 5.95%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2013, gross lease rentals totaled approximately $2.0 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $4.8 million. The notes mature from 2014 through 2015.

The non-recourse debt does not contain any material financial covenants. The debt is secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties' signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company's good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non- recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

8. Non-recourse debt: - (continued)

consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Year ending December 31, 2014	$1,313	$73	$1,386
2015	639	17	656
	$1,952	$90	$2,042

9. Borrowing facilities:

Effective as of December 31, 2012, the Company’s participation in a revolving credit facility (the “Credit Facility”) with AFS and certain of its affiliates was terminated. The Company had no related balances outstanding at the time.

Prior to December 31, 2012, the Company participated with AFS and certain of its affiliates in the Credit Facility comprised of a working capital facility to AFS, an acquisition facility (the “Acquisition Facility”) and a warehouse facility (the “Warehouse Facility”) to AFS, the Company and affiliates, and a venture facility available to an affiliate, with a syndicate of financial institutions as lenders. The Credit Facility was for an amount up to $60 million and included certain financial covenants. The interest rate on the Credit Facility was based on either the LIBOR/ Eurocurrency rate of 1-, 2-, 3- or 6-month maturity plus a lender designated spread, or the bank’s Prime rate, which re-priced daily. Principal amounts of loans made under the Credit Facility that were prepaid may be re-borrowed on the terms and subject to the conditions set forth under the Credit Facility.

10. Commitments:

At December 31, 2013, the Company had no commitments to either purchase lease assets or fund loans.

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

12. Members’ capital:

Units issued and outstanding were 5,209,307 at both December 31, 2013 and 2012, respectively. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated sales of Units effective April 30, 2006.

The Company has the right, exercisable in the Manager’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given circumstances, in the event that the Manager deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

12. Members’ capital: - (continued)

investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs.

There were no Units repurchased during 2013 and 2012.

During the years ended December 31, 2013 and 2012, distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2013	2012
Distributions	$3,190	$4,819
Weighted average number of Units outstanding	5,209,307	5,209,307
Weighted average distributions per Unit	$0.61	$0.93

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

The Company had no assets or liabilities requiring measurement at fair value on a recurring basis as of December 31, 2013 and 2012; however, the Company recorded non-recurring adjustments to reflect the fair values of certain impaired lease and off-lease equipment during 2013, and those of certain impaired lease and off-lease equipment, notes receivable and investment securities during 2012. Balances shown at December 31, 2013 and 2012 reflect the fair value of the then existing impaired assets.

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

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

Such fair value adjustments utilized the following methodology:

Impaired operating lease and off-lease equipment

During 2013, the Company recorded fair value adjustments of $52 thousand to reduce the cost basis of certain impaired lease and off-lease equipment. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

During 2012, fair value adjustments relative to impaired lease and off-lease equipment amounted to $429 thousand. The fair values of the impaired equipment were classified within Level 3 of the valuation hierarchy.

Impaired notes receivable

The fair value of the Company’s notes receivable, when impairment adjustments are required, is estimated using either third party appraisals or estimations of the value of collateral (for collateral dependent loans) or discounted cash flow analyses (by discounting estimated future cash flows) using the effective interest rate contained in the terms of the original loan. The Company had no fair value adjustments relative to impaired notes receivable during 2013.

During 2012, the Company recorded $8 thousand of adjustments to reflect the fair value of a note deemed impaired during 2011. Such adjustments were in addition to $2 thousand recorded during 2011. The adjustments were based upon an independent appraisal of the underlying collateral. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the impaired notes receivable was classified within Level 3 of the valuation hierarchy. Such valuation utilized a market approach technique and used inputs from third party appraisers that utilize current market transactions as adjusted for certain factors specific to the underlying collateral.

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. The Company had no fair value adjustments to investment securities in 2013.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

13. Fair value measurements: - (continued)

The following tables present the fair value measurements of impaired assets measured at fair value on a non-recurring basis during 2013 and 2012, and the level within the hierarchy in which the fair value measurements fall at December 31, 2013 and 2012 (in thousands):

	December 31, 2013	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease equipment	$6	$—	$—	$6

	December 31, 2012	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease equipment	$405	$—	$—	$405
Impaired investment securities	24	—	—	24

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2013:

Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Lease Equipment	Non-recurring	Market Approach	Third Party Agents’ Pricing Quotes – per equipment	$600 (total of $6,000)
			Equipment Condition	Poor to Average

The following disclosure of the estimated fair value of financial instruments is made in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification. Fair value estimates, methods and assumptions, set forth below for the Company’s financial instruments, are made solely to comply with the requirements of the Financial Instruments Topic.

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

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2013 and 2012 (in thousands):

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,419	$1,419	$—	$—	$1,419
Notes receivable, net	518	—	—	518	518
Investment in securities	219	—	—	219	219
Financial liabilities:
Non-recourse debt	1,952	—	—	2,014	2,014

	Fair Value Measurements at December 31, 2012
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,502	$1,502	$—	$—	$1,502
Notes receivable, net	759	—	—	759	759
Investment in securities	219	—	—	219	219
Financial liabilities:
Non-recourse debt	3,651	—	—	3,807	3,807

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2013. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2013.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 63, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 60, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 55, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2013.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Managing Member, AFS, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2013 and 2012 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 7 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ASC, an affiliate of AFS.

Through December 31, 2013, $4.7 million of such commissions had been paid to AFS or its affiliate. Of that amount, $3.9 million has been re-allowed to other broker/dealers.

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

Managing Member’s Interest in Operating Proceeds

AFS receives an allocation of all 7.5% of all Company net income, net loss and investment tax credits corresponding to its Carried Interest in Distributions and the remaining 92.5% is allocated among the Members. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2013 and 2012.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2013, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2013 and 2012, the Company incurred audit fees with its principal auditors totaling $39 thousand and $50 thousand, respectively.

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

(31.1)  Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)

(31.2)  Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)

(32.1)  Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350

(32.2)  Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350

(101.INS)   XBRL Instance Document

(101.SCH)  XBRL Taxonomy Extension Schema Document

(101.CAL)  XBRL Taxonomy Extension Calculation Linkbase Document

(101.LAB)  XBRL Taxonomy Extension Label Linkbase Document

(101.PRE)  XBRL Taxonomy Extension Presentation Linkbase Document

(101.DEF)  XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2014

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 11, 2014
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 11, 2014
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 11, 2014

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.