Form 10-Q
period 2014-06-30
ATEL Capital Equipment Fund XI, LLC
filed 2014-08-14
CIK 1297667

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2014

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

The number of Limited Liability Company Units outstanding as of July 31, 2014 was 5,209,307.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

JUNE 30, 2014 AND DECEMBER 31, 2013
(In Thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,499	$1,419
Accounts receivable, net of allowance for doubtful accounts of $1 as of June 30, 2014 and $2 as of December 31, 2013	176	139
Notes receivable, net of unearned interest income of $37 as of June 30, 2014 and $57 as of December 31, 2013	427	518
Investment in securities	219	219
Investments in equipment and leases, net of accumulated depreciation of $15,711 as of June 30, 2014 and $18,094 as of December 31, 2013	5,994	7,974
Prepaid expenses and other assets	26	30
Total assets	$9,341	$10,299
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$54	$73
Accrued distributions to Other Members	781	781
Other	120	157
Non-recourse debt	1,202	1,952
Unearned operating lease income	20	112
Total liabilities	2,177	3,075
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	7,164	7,224
Total Members’ capital	7,164	7,224
Total liabilities and Members’ capital	$9,341	$10,299

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2014 AND 2013
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Leasing and lending activities:
Operating leases	$759	$1,098	$1,634	$2,249
Direct financing leases	7	22	18	48
Interest on notes receivable	10	14	20	29
(Loss) gain on sales of lease assets and early termination of notes	(26)	64	144	96
Gain on sales or dispositions of securities	29	2	29	3
Other	8	81	70	86
Total revenues	787	1,281	1,915	2,511
Expenses:
Depreciation of operating lease assets	365	548	741	1,206
Asset management fees to Managing Member and/or affiliates	27	61	76	130
Cost reimbursements to Managing Member and/or affiliates	64	77	117	161
Reversal of provision for credit losses	—	(3)	(1)	(5)
Impairment losses on equipment	—	13	—	13
Amortization of initial direct costs	3	5	9	10
Interest expense	18	39	42	85
Professional fees	19	9	85	53
Outside services	8	13	21	20
Other	16	29	38	73
Total operating expenses	520	791	1,128	1,746
Other income (loss), net	1	4	(2)	(1)
Net income	$268	$494	$785	$764
Net income:
Managing Member	$64	$98	$64	$195
Other Members	204	396	721	569
	$268	$494	$785	$764
Net income per Limited Liability Company Unit (Other Members)	$0.04	$0.08	$0.14	$0.11
Weighted average number of Units outstanding	5,209,307	5,209,307	5,209,307	5,209,307

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE SIX MONTHS ENDED JUNE 30, 2014
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2012	5,209,307	$9,013	$—	$9,013
Distributions to Other Members ($0.61 per Unit)	—	(3,190)	—	(3,190)
Distributions to Managing Member	—	—	(259)	(259)
Net income	—	1,401	259	1,660
Balance December 31, 2013	5,209,307	7,224	—	7,224
Distributions to Other Members ($0.15 per Unit)	—	(781)	—	(781)
Distributions to Managing Member	—	—	(64)	(64)
Net income	—	721	64	785
Balance June 30, 2014 (Unaudited)	5,209,307	$7,164	$—	$7,164

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2014 AND 2013
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating activities:
Net income	$268	$494	$785	$764
Adjustments to reconcile net income to cash provided by operating activities:
Loss (gain) on sales of lease assets and early termination of notes	26	(64)	(144)	(96)
Depreciation of operating lease assets	365	548	741	1,206
Amortization of initial direct costs	3	5	9	10
Impairment losses on equipment	—	13	—	13
Reversal of provision for credit losses	—	(3)	(1)	(5)
Gain on sales or dispositions of securities	(29)	(2)	(29)	(3)
Changes in operating assets and liabilities:
Accounts receivable	45	163	(7)	(1)
Prepaid expenses and other assets	1	3	4	6
Accounts payable, Managing Member	(36)	(4)	(19)	(81)
Accounts payable, other	(4)	(34)	(37)	(216)
Unearned operating lease income	(161)	(144)	(92)	(104)
Net cash provided by operating activities	478	975	1,210	1,493
Investing activities:
Purchase of securities	—	—	—	(8)
Proceeds from sales of lease assets and early termination of notes	109	254	1,330	722
Proceeds from sales or dispositions of securities	—	11	—	11
Principal payments received on direct financing leases	16	40	44	98
Principal payments received on notes receivable	46	60	91	118
Net cash provided by investing activities	171	365	1,465	941
Financing activities:
Repayments under non-recourse debt	(358)	(423)	(750)	(844)
Distributions to Other Members	—	(1,205)	(781)	(2,409)
Distributions to Managing Member	—	(98)	(64)	(195)
Net cash used in financing activities	(358)	(1,726)	(1,595)	(3,448)
Net increase (decrease) in cash and cash equivalents	291	(386)	1,080	(1,014)
Cash and cash equivalents at beginning of period	2,208	874	1,419	1,502
Cash and cash equivalents at end of period	$2,499	$488	$2,499	$488

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS – (continued)

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2014 AND 2013
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$21	$42	$46	$89
Cash paid during the period for taxes	$29	$29	$29	$32
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$781	$551	$781	$551
Distributions payable to Managing Member at period-end	$64	$45	$64	$45

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through June 30, 2014 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of June 30, 2014, 5,209,307 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after June 30, 2014 up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2014 and 2013 and long-lived assets as of June 30, 2014 and December 31, 2013 (dollars in thousands):

	For The Six Months Ended June 30,
	2014	% of Total	2013	% of Total
Revenue
United States	$1,889	99%	$2,438	97%
United Kingdom	26	1%	73	3%
Total International	26	1%	73	3%
Total	$1,915	100%	$2,511	100%

	As of June 30,		As of December 31,
	2014	% of Total	2013	% of Total
Long-lived assets
United States	$5,988	100%	$7,968	100%
United Kingdom	6	0%	6	0%
Total International	6	0%	6	0%
Total	$5,994	100%	$7,974	100%

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and six months ended June 30, 2014 and 2013.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At June 30, 2014 and 2013, the Managing Member estimated the fair value of the warrants to be nominal in amount. Net gains recognized on the net exercise of certain warrants totaled $29 thousand and $2 thousand for the respective three months ended June 30, 2014 and 2013, and $29 thousand and $3 thousand for the respective six months ended June 30, 2014 and 2013.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company recorded other income, net of $1 thousand and $4 thousand for the respective three months ended June 30, 2014 and 2013, and other loss, net of $2 thousand and $1 thousand for the respective six months ended June 30, 2014 and 2013. Such amounts were relative to net gains and losses from foreign currency transactions.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

Recent accounting standards updates as issued by the Financial Accounting Standards Board (FASB) were evaluated and determined to be not applicable to the Company.

3. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of June 30, 2014 and December 31, 2013, only one note receivable remains unsettled. Such note has an annual interest rate of 8.51% and matures in 2016.

The Company had neither notes in non-accrual status nor impaired notes at both June 30, 2014 and December 31, 2013.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

The minimum future payments receivable as of June 30, 2014 are as follows (in thousands):

Six months ending December 31, 2014	$110
Year ending December 31, 2015	166
2016	188
464
Less: portion representing unearned interest income	(37)
Notes receivable, net	$427

4. Allowance for credit losses:

The Company’s allowance for credit losses are as follows (in thousands):

	Accounts Receivable Allowance for Doubtful Accounts			Valuation Adjustments on Financing Receivables		Total Allowance for Credit Losses
	Notes Receivable	Finance Leases	Operating Leases	Notes Receivable	Finance Leases
Balance December 31, 2012	$—	$—	$6	$10	$—	$16
Reversal of provision for credit losses	—	—	(4)	(10)	—	(14)
Balance December 31, 2013	—	—	2	—	—	2
Reversal of provision for credit losses	—	—	(1)	—	—	(1)
Balance June 30, 2014	$—	$—	$1	$—	$—	$1

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

As of June 30, 2014 and December 31, 2013, the Company’s allowance for credit losses (related solely to financing receivables) and its recorded investment in financing receivables were as follows (in thousands):

June 30, 2014	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$427	$74	$501
Ending balance: individually evaluated for impairment	$427	$74	$501
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

December 31, 2013	Notes Receivable	Finance Leases	Total
Allowance for credit losses:
Ending balance	$—	$—	$—
Ending balance: individually evaluated for impairment	$—	$—	$—
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—
Financing receivables:
Ending balance	$518	$131	$649
Ending balance: individually evaluated for impairment	$518	$131	$649
Ending balance: collectively evaluated for impairment	$—	$—	$—
Ending balance: loans acquired with deteriorated credit quality	$—	$—	$—

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

At June 30, 2014 and December 31, 2013, the Company’s financing receivables by credit quality indicator and by class of financing receivables are as follows (excludes initial direct costs) (in thousands):

	Notes Receivable		Finance Leases
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Pass	$427	$518	$74	$131
Special mention	—	—	—	—
Substandard	—	—	—	—
Doubtful	—	—	—	—
Total	$427	$518	$74	$131

At June 30, 2014 and December 31, 2013, investment in financing receivables is aged as follows (in thousands):

June 30, 2014	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$427	$427	$—
Finance leases	—	—	—	—	74	74	—
Total	$—	$—	$—	$—	$501	$501	$—

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Allowance for credit losses: - (continued)

December 31, 2013	31 – 60 Days Past Due	61 – 90 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Notes receivable	$—	$—	$—	$—	$518	$518	$—
Finance leases	—	—	—	—	131	131	—
Total	$—	$—	$—	$—	$649	$649	$—

The Company had neither financing receivables in non-accrual status nor impaired financing receivables at both June 30, 2014 and December 31, 2013.

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2014
Net investment in operating leases	$7,761	$(1,133)	$(741)	$5,887
Net investment in direct financing leases	131	(13)	(44)	74
Assets held for sale or lease, net	43	(40)	—	3
Initial direct costs, net of accumulated amortization of $33 at June 30, 2014 and $82 at December 31, 2013	39	—	(9)	30
Total	$7,974	$(1,186)	$(794)	$5,994

Impairment of investments in leases and assets held for sale or lease:

Management periodically reviews the carrying values of its assets on leases and assets held for lease or sale. Impairment losses are recorded as an adjustment to the net investment in operating leases. As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2014. By comparison, during the three months ended June 30, 2013, the Company recorded $13 thousand of fair value adjustments to reduce the cost basis of certain impaired off-lease equipment. Such amount also represents the total fair value adjustments for the six months ended June 30, 2013.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $365 thousand and $548 thousand for the respective three months ended June 30, 2014 and 2013, and was approximately $741 thousand and $1.2 million for the respective six months ended June 30, 2014 and 2013.

Initial direct costs amortization expense related to the Company’s operating and direct financing leases totaled $3 thousand and $5 thousand for the respective three months ended June 30, 2014 and 2013, and $9 thousand and $10 thousand for the respective six months ended June 30, 2014 and 2013.

All of the leased property was acquired during the years 2005 through 2011.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance June 30, 2014
Transportation, rail	$11,163	$—	$(117)	$11,046
Mining	2,893	—	—	2,893
Transportation, other	4,409	—	(2,521)	1,888
Materials handling	2,351	—	(652)	1,699
Aviation	1,658	—	—	1,658
Marine vessels	1,415	—	—	1,415
Construction	758	—	(260)	498
Manufacturing	840	—	(374)	466
Other	11	—	—	11
	25,498	—	(3,924)	21,574
Less accumulated depreciation	(17,737)	(741)	2,791	(15,687)
Total	$7,761	$(741)	$(1,133)	$5,887

The average estimated residual value for assets on operating leases was 20% and 21% of the assets’ original cost at June 30, 2014 and December 31, 2013, respectively. There were no operating lease contracts placed in non-accrual status at June 30, 2014 and December 31, 2013.

Direct financing leases:

As of June 30, 2014, investment in direct financing leases consists of construction equipment. As of December 31, 2013, such investment primarily consisted of construction and materials handling equipment. The components of the Company’s investment in direct financing leases as of June 30, 2014 and December 31, 2013 are as follows (in thousands):

	June 30, 2014	December 31, 2013
Total minimum lease payments receivable	$90	$153
Estimated residual values of leased equipment (unguaranteed)	6	18
Investment in direct financing leases	96	171
Less unearned income	(22)	(40)
Net investment in direct financing leases	$74	$131

There were no investments in direct financing lease assets in non-accrual status at June 30, 2014 and December 31, 2013.

At June 30, 2014, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2014	$1,078	$33	$1,111
Year ending December 31, 2015	1,263	46	1,309
2016	552	11	563
2017	484	—	484
2018	114	—	114
2019	24	—	24
Thereafter	1	—	1
	$3,516	$90	$3,606

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of June 30, 2014, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees and billed for reimbursements pursuant to the Operating Agreement as follows during each of the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Costs reimbursed to Managing Member and/or affiliates	$64	$77	$117	$161
Asset management fees to Managing Member and/or affiliates	27	61	76	130
	$91	$138	$193	$291

7. Non-recourse debt:

At June 30, 2014, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at fixed rates ranging from 4.40% to 5.95%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2014, gross lease rentals totaled approximately $1.2 million over the remaining lease terms; and the carrying value of the pledged assets is approximately $3.6 million. The notes mature from 2014 through 2015.

The non-recourse debt does not contain any material financial covenants. The debt is secured by liens granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation is payable solely out of the respective specific security and the Company does not guarantee (nor is the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company does not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company is directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the respective lease chattel paper or

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Non-recourse debt: - (continued)

the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants made to the lenders, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and are viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there are no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company has determined that there are no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Six months ending December 31, 2014	$563	$27	$590
Year ending December 31, 2015	639	17	656
	$1,202	$44	$1,246

8. Commitments:

At June 30, 2014, the Company had no commitments to either purchase lease assets or fund loans.

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

10. Members’ capital:

A total of 5,209,307 Units were issued and outstanding as of June 30, 2014 and December 31, 2013. The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated sales of Units effective April 30, 2006.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Members’ capital: - (continued)

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Distributions	$781	$1,205	$781	$2,409
Weighted average number of Units outstanding	5,209,307	5,209,307	5,209,307	5,209,307
Weighted average distributions per Unit	$0.15	$0.23	$0.15	$0.46

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

The Company had no assets or liabilities requiring measurement at fair value on a recurring or non-recurring basis at June 30, 2014.

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
(Unaudited)

11. Fair value measurements: - (continued)

Such fair value adjustments utilized the following methodology:

Impaired operating lease and off-lease equipment

The Company had no fair value adjustments relative to impaired equipment during the three and six months ended June 30, 2014. By comparison, during the three and six months ended June 30, 2013, $13 thousand of fair value adjustments have been recorded to reduce the cost basis of certain impaired equipment. An additional $39 thousand of fair value adjustments were recorded through December 31, 2013. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

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

The following tables present estimated fair values of the Company’s financial instruments at June 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at June 30, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,499	$2,499	$—	$—	$2,499
Notes receivable, net	427	—	—	427	427
Investment in securities	219	—	—	219	219
Financial liabilities:
Non-recourse debt	1,202	—	—	1,234	1,234

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,419	$1,419	$—	$—	$1,419
Notes receivable, net	518	—	—	518	518
Investment in securities	219	—	—	219	219
Financial liabilities:
Non-recourse debt	1,952	—	—	2,014	2,014

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

Results of Operations

The three months ended June 30, 2014 versus the three months ended June 30, 2013

The Company had net income of $268 thousand and $494 thousand for the three months ended June 30, 2014 and 2013, respectively. Results for the second quarter of 2014 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2014 declined by $494 thousand, or 39%, as compared to the prior year period. The net reduction in total revenues was largely attributable to a decrease in operating lease revenues, a loss recognized on the sale of lease assets and early termination of notes, and a decline in other revenue.

The decrease in operating lease revenue totaled $339 thousand and was primarily as a result of continued run-off and sales of lease assets. The loss recognized on the sales of lease assets and early termination of notes during the current year period totaled $26 thousand as compared to a gain of $64 thousand recognized during the prior year period. The $90 thousand unfavorable variance was largely due to lower volume and a change in the mix of assets sold. Finally, other revenue decreased by $73 thousand as the prior year period amounts included $65 thousand of excess mileage fees collected on certain returned vehicles. There were no such fees collected during the current year period.

Expenses

Total expenses for the second quarter of 2014 decreased by $271 thousand, or 34%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in depreciation expense, asset management fees paid to AFS and interest expense.

The decrease in depreciation expense totaled $183 thousand and was largely due to continued run-off and sales of lease assets. Asset management fees paid to AFS declined by $34 thousand as a result of continued decline in managed assets and related rents; and, interest expense decreased by $21 thousand due to a $1.6 million decline in outstanding borrowings since June 30, 2013.

The six months ended June 30, 2014 versus the six months ended June 30, 2013

The Company had net income of $785 thousand and $764 thousand for the six months ended June 30, 2014 and 2013, respectively. Results for the first half of 2014 reflect decreases in both total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the first six months of 2014 declined by $596 thousand, or 24%, as compared to the prior year period. The net reduction in total revenues was largely attributable to decreases in both operating and direct financing lease revenues partially offset by an increase in gains on sales of lease assets and early termination of notes.

The decrease in operating lease revenues totaled $615 thousand and was primarily a result of continued run-off and sales of lease assets. Direct financing lease revenues declined by $30 thousand due to continued run-off of the portfolio.

Partially offsetting the aforementioned decreases in revenues was a $48 thousand increase in gains realized on sales of lease assets and early termination of notes. Such increase was attributable to the change in mix of assets sold.

Expenses

Total expenses for the first six months of 2014 decreased by $618 thousand, or 35%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in the following: depreciation expense, asset management fees paid to AFS, cost reimbursements to AFS, interest expense and other expense.

The decrease in depreciation expense totaled $465 thousand and was a result of continued run-off and sales of lease assets. Asset management fees paid to AFS declined by $54 thousand as a result of continued decline in managed assets and related rents; and, cost reimbursements to AFS declined by $44 thousand primarily due to lower costs allocated by the Manager based on the Company’s declining asset base and operations, consistent with a fund in liquidation.

In addition, interest expense decreased by $43 thousand mainly due to a $1.6 million decline in outstanding borrowings since June 30, 2013. Other expense was reduced by $35 thousand largely due to lower franchise tax fees, inspection fees, postage, and printing and photocopying costs.

Capital Resources and Liquidity

At June 30, 2014 and December 31, 2013, the Company’s cash and cash equivalents totaled $2.5 million and $1.4 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net cash provided by (used in):
Operating activities	$478	$975	$1,210	$1,493
Investing activities	171	365	1,465	941
Financing activities	(358)	(1,726)	(1,595)	(3,448)
Net increase (decrease) in cash and cash equivalents	$291	$(386)	$1,080	$(1,014)

The three months ended June 30, 2014 versus the three months ended June 30, 2013

During the three months ended June 30, 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $109 thousand and $265 thousand of cash flows from the sale or disposition of equipment and early termination of certain notes, and the disposition of investment securities during the respective three months ended June 30, 2014 and 2013.

During the same respective periods, cash was primarily used to pay down $358 thousand and $423 thousand of debt, and to pay invoices related to management fees and expenses, and other payables. During the prior year quarter, cash was also used to pay distributions to both the Other Members and the Managing Member, totaling $1.3 million. There were no distributions paid during the current year quarter.

The six months ended June 30, 2014 versus the six months ended June 30, 2013

During the six months ended June 30, 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company also realized $1.3 million and $733 thousand of cash flows from the sale or disposition of equipment and early termination of certain notes, and the disposition of investment securities during the respective six months ended June 30, 2014 and 2013.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $845 thousand and $2.6 million. In addition, cash was used to pay down $750 thousand and $844 thousand of debt during the respective six months ended June 30, 2014 and 2013; and, to pay invoices related to management fees and expenses, and other payables.

Non-Recourse Long-Term Debt

As of June 30, 2014 and December 31, 2013, the Company had non-recourse long-term debt totaling $1.2 million and $2.0 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Note 7 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. Although the schedule of monthly and quarterly distributions could have been discontinued in January 2013 as the Company entered its liquidation phase, the Company continued to pay monthly and quarterly distributions from January 1 to June 30, 2013. Such distributions ceased in July 2013 when the Company adopted a semi-annual distribution cycle consistent with a fund in liquidation. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2014, the Company had no commitments to purchase lease assets or fund loans.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2014

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