Form 10-Q
period 2014-09-30
ATEL Capital Equipment Fund XI, LLC
filed 2014-11-13
CIK 1297667

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2014

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

The number of Limited Liability Company Units outstanding as of October 31, 2014 was 5,209,307.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013
(In Thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,301	$1,419
Accounts receivable, net of allowance for doubtful accounts of $0 as of September 30, 2014 and $2 as of December 31, 2013	2,117	139
Notes receivable, net of unearned interest income of $29 as of September 30, 2014 and $57 as of December 31, 2013	380	518
Investment in securities	219	219
Investments in equipment and leases, net of accumulated depreciation of $14,515 as of September 30, 2014 and $18,094 as of December 31, 2013	4,105	7,974
Prepaid expenses and other assets	33	30
Total assets	$9,155	$10,299
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$9	$73
Accrued distributions to Other Members	—	781
Other	189	157
Non-recourse debt	839	1,952
Unearned operating lease income	166	112
Total liabilities	1,203	3,075
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	7,952	7,224
Total Members’ capital	7,952	7,224
Total liabilities and Members’ capital	$9,155	$10,299

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2014 AND 2013
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Leasing and lending activities:
Operating leases	$780	$913	$2,414	$3,162
Direct financing leases	5	18	23	66
Interest on notes receivable	8	13	28	42
Gain on sales of lease assets and early termination of notes	481	98	625	194
Gain on sales or dispositions of securities	1	—	30	3
Other	15	53	85	139
Total revenues	1,290	1,095	3,205	3,606
Expenses:
Depreciation of operating lease assets	353	441	1,094	1,647
Asset management fees to Managing Member and/or affiliates	45	51	121	181
Cost reimbursements to Managing Member and/or affiliates	53	81	170	242
(Reversal of) provision for credit losses	(1)	2	(2)	(3)
Impairment losses on equipment	—	39	—	52
Amortization of initial direct costs	3	5	12	15
Interest expense	14	35	56	120
Professional fees	11	8	96	61
Outside services	5	8	26	28
Other	19	24	57	97
Total operating expenses	502	694	1,630	2,440
Other loss, net	—	—	(2)	(1)
Net income	$788	$401	$1,573	$1,165
Net income:
Managing Member	$—	$—	$64	$195
Other Members	788	401	1,509	970
	$788	$401	$1,573	$1,165
Net income per Limited Liability Company Unit (Other Members)	$0.15	$0.08	$0.29	$0.19
Weighted average number of Units outstanding	5,209,307	5,209,307	5,209,307	5,209,307

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2013
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member
	Units	Amount		Total
Balance December 31, 2012	5,209,307	$9,013	$—	$9,013
Distributions to Other Members ($0.61 per Unit)	—	(3,190)	—	(3,190)
Distributions to Managing Member	—	—	(259)	(259)
Net income	—	1,401	259	1,660
Balance December 31, 2013	5,209,307	7,224	—	7,224
Distributions to Other Members ($0.15 per Unit)	—	(781)	—	(781)
Distributions to Managing Member	—	—	(64)	(64)
Net income	—	1,509	64	1,573
Balance September 30, 2014 (Unaudited)	5,209,307	$7,952	$—	$7,952

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2014 AND 2013
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating activities:
Net income	$788	$401	$1,573	$1,165
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(481)	(98)	(625)	(194)
Depreciation of operating lease assets	353	441	1,094	1,647
Amortization of initial direct costs	3	5	12	15
Impairment losses on equipment	—	39	—	52
(Reversal of) provision for credit losses	(1)	2	(2)	(3)
Gain on sales or dispositions of securities	(1)	—	(30)	(3)
Changes in operating assets and liabilities:
Accounts receivable	(61)	(56)	(68)	(57)
Prepaid expenses and other assets	(7)	(7)	(3)	(1)
Accounts payable, Managing Member	19	12	—	(69)
Accounts payable, other	69	(2)	32	(218)
Unearned operating lease income	146	146	54	42
Net cash provided by operating activities	827	883	2,037	2,376
Investing activities:
Purchase of securities	—	—	—	(8)
Proceeds from sales of lease assets and early termination of notes	94	277	1,424	999
Proceeds from sales or dispositions of securities	30	—	30	11
Principal payments received on direct financing leases	12	37	56	135
Principal payments received on notes receivable	47	61	138	179
Net cash provided by investing activities	183	375	1,648	1,316
Financing activities:
Repayments under non-recourse debt	(363)	(425)	(1,113)	(1,269)
Distributions to Other Members	(781)	(551)	(1,562)	(2,960)
Distributions to Managing Member	(64)	(45)	(128)	(240)
Net cash used in financing activities	(1,208)	(1,021)	(2,803)	(4,469)
Net (decrease) increase in cash and cash equivalents	(198)	237	882	(777)
Cash and cash equivalents at beginning of period	2,499	488	1,419	1,502
Cash and cash equivalents at end of period	$2,301	$725	$2,301	$725

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS – (continued)

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2014 AND 2013
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$15	$36	$61	$125
Cash paid during the period for taxes	$5	$—	$34	$32
Schedule of non-cash transactions:
Amount due from sale of lease assets	$1,908	$—	$1,908	$—

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through September 30, 2014 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of September 30, 2014, 5,209,307 Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, AFS receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 5). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

The Company’s unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Managing Member has reviewed events that have occurred after September 30, 2014 up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360-10-35-43).

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described in Note 4. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2014 and 2013 and long-lived assets as of September 30, 2014 and December 31, 2013 (dollars in thousands):

	For The Nine Months Ended September 30,
	2014	% of Total	2013	% of Total
Revenue
United States	$3,168	99%	$3,518	98%
United Kingdom	37	1%	88	2%
Total International	37	1%	88	2%
Total	$3,205	100%	$3,606	100%

	As of September 30,		As of December 31,
	2014	% of Total	2013	% of Total
Long-lived assets
United States	$4,100	100%	$7,968	100%
United Kingdom	5	0%	6	0%
Total International	5	0%	6	0%
Total	$4,105	100%	$7,974	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and nine months ended September 30, 2014 and 2013.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At September 30, 2014 and 2013, the Managing Member estimated the fair value of the warrants to be nominal in amount. Net gains recognized on the net exercise of certain warrants totaled $1 thousand for the three months ended September 30, 2014. By comparison, there were no such gains recognized during the prior year period. During the nine months ended September 30, 2014 and 2013, net gains realized on the net exercise of warrants totaled $30 thousand and $3 thousand, respectively.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company’s foreign currency translations gains and losses were nominal during the three months and nine months ended September 30, 2014 and 2013.

Per Unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014 – 15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

3. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of September 30, 2014 and December 31, 2013, only one note receivable remains unsettled. Such note has an annual interest rate of 8.51% and matures in 2016.

The Company had neither notes in non-accrual status nor impaired notes at both September 30, 2014 and December 31, 2013.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Notes receivable, net: - (continued)

The minimum future payments receivable as of September 30, 2014 are as follows (in thousands):

Three months ending December 31, 2014	$55
Year ending December 31, 2015	166
2016	188
409
Less: portion representing unearned interest income	(29)
Notes receivable, net	$380

4. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2014
Net investment in operating leases	$7,761	$(2,656)	$(1,094)	$4,011
Net investment in direct financing leases	131	(12)	(56)	63
Assets held for sale or lease, net	43	(39)	—	4
Initial direct costs, net of accumulated amortization of $27 at September 30, 2014 and $82 at December 31, 2013	39	—	(12)	27
Total	$7,974	$(2,707)	$(1,162)	$4,105

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

As a result of these reviews, management determined that no impairment losses existed during the three and nine months ended September 30, 2014. By comparison, during the respective three and nine months ended September 30, 2013, the Company recorded $39 thousand and $52 thousand of fair value adjustments to reduce the cost basis of certain impaired lease and off-lease equipment.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $353 thousand and $441 thousand for the respective three months ended September 30, 2014 and 2013, and was approximately $1.1 million and $1.6 million for the respective nine months ended September 30, 2014 and 2013.

Initial direct costs amortization expense related to the Company’s operating and direct financing leases amounted to $3 thousand and $5 thousand for the respective three months ended September 30, 2014 and 2013, and $12 thousand and $15 thousand for the respective nine months ended September 30, 2014 and 2013.

All of the leased property was acquired during the years 2005 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance September 30, 2014
Transportation, rail	$11,163	$—	$(187)	$10,976
Transportation, other	4,409	—	(2,627)	1,782
Aviation	1,658	—	—	1,658
Materials handling	2,351	—	(702)	1,649
Marine vessels	1,415	—	—	1,415
Construction	758	—	(260)	498
Manufacturing	840	—	(374)	466
Mining	2,893	—	(2,893)	—
Other	11	—	—	11
	25,498	—	(7,043)	18,455
Less accumulated depreciation	(17,737)	(1,094)	4,387	(14,444)
Total	$7,761	$(1,094)	$(2,656)	$4,011

The average estimated residual value for assets on operating leases was 15% and 21% of the assets’ original cost at September 30, 2014 and December 31, 2013, respectively. There were no operating lease contracts placed in non-accrual status at September 30, 2014 and December 31, 2013.

Direct financing leases:

As of September 30, 2014, investment in direct financing leases consists of construction equipment. As of December 31, 2013, such investment primarily consisted of construction and materials handling equipment.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

The components of the Company’s investment in direct financing leases as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30, 2014	December 31, 2013
Total minimum lease payments receivable	$74	$153
Estimated residual values of leased equipment (unguaranteed)	6	18
Investment in direct financing leases	80	171
Less unearned income	(17)	(40)
Net investment in direct financing leases	$63	$131

There were no investments in direct financing lease assets in non-accrual status at September 30, 2014 and December 31, 2013.

At September 30, 2014, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Three months ending December 31, 2014	$526	$17	$543
Year ending December 31, 2015	1,300	46	1,346
2016	554	11	565
2017	484	—	484
2018	114	—	114
2019	24	—	24
Thereafter	1	—	1
	$3,003	$74	$3,077

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2014 and December 31, 2013, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Marine vessels	20 – 30
Aviation	15 – 20
Manufacturing	10 – 15
Mining	10 – 15
Construction	7 – 10
Materials handling	7 – 10
Transportation, other	7 – 10

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Related party transactions: - (continued)

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of September 30, 2014, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees and billed for reimbursements pursuant to the Operating Agreement as follows during each of the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Costs reimbursed to Managing Member and/or affiliates	$53	$81	$170	$242
Asset management fees to Managing Member and/or affiliates	45	51	121	181
	$98	$132	$291	$423

6. Non-recourse debt:

At September 30, 2014, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at a fixed rate of 5.95%. The notes are secured by assignments of lease payments and pledges of assets. At September 30, 2014, gross lease rentals totaled approximately $827 thousand over the remaining lease terms; and the carrying value of the pledged assets is approximately $1.8 million. The notes mature in 2015.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Non-recourse debt: - (continued)

Future minimum payments of non-recourse debt are as follows (in thousands):

	Principal	Interest	Total
Three months ending December 31, 2014	$200	$11	$211
Year ending December 31, 2015	639	17	656
	$839	$28	$867

7. Commitments:

At September 30, 2014, the Company had no commitments to either purchase lease assets or fund loans.

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

9. Members’ capital:

A total of 5,209,307 Units were issued and outstanding as of September 30, 2014 and December 31, 2013. The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated sales of Units effective April 30, 2006.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

9. Members’ capital: - (continued)

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Distributions	$—	$—	$781	$2,409
Weighted average number of Units outstanding	5,209,307	5,209,307	5,209,307	5,209,307
Weighted average distributions per Unit	$—	$—	$0.15	$0.46

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

The Company had no assets or liabilities requiring measurement at fair value on a recurring or non-recurring basis at September 30, 2014.

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
(Unaudited)

10. Fair value measurements: - (continued)

Such fair value adjustments utilized the following methodology:

Impaired operating lease and off-lease equipment

The Company had no fair value adjustments relative to impaired equipment during the three and nine months ended September 30, 2014. By comparison, during the three and nine months ended September 30, 2013, $39 thousand and $52 thousand of fair value adjustments have been recorded to reduce the cost basis of certain impaired equipment. No additional fair value adjustments were recorded through December 31, 2013. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

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

The following tables present estimated fair values of the Company’s financial instruments at September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value Measurements at September 30, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,301	$2,301	$—	$—	$2,301
Notes receivable, net	380	—	—	380	380
Investment in securities	219	—	—	219	219
Financial liabilities:
Non-recourse debt	839	—	—	860	860

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,419	$1,419	$—	$—	$1,419
Notes receivable, net	518	—	—	518	518
Investment in securities	219	—	—	219	219
Financial liabilities:
Non-recourse debt	1,952	—	—	2,014	2,014

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

Results of Operations

The three months ended September 30, 2014 versus the three months ended September 30, 2013

The Company had net income of $788 thousand and $401 thousand for the three months ended September 30, 2014 and 2013, respectively. Results for the third quarter of 2014 reflect an increase in total revenues and a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2014 increased by $195 thousand, or 18%, as compared to the prior year period. The net increase in total revenues was largely attributable to an increase in gains on sales of lease assets and early termination of notes partially offset by decreases in operating lease revenues and other revenue.

The increase in gains on sales of lease assets and early termination of notes totaled $383 thousand and was attributable to a $407 thousand gain realized on the sale of two drill rigs associated with a terminated lease during the current three-month period.

Partially offsetting the aforementioned increase in gains realized from sales of lease assets and early termination of notes were decreases in operating lease revenues and other revenue totaling $133 thousand and

$38 thousand, respectively. The reduction in operating lease revenues was a result of continued run-off and sales of lease asset; and, the decline in other revenue was primarily attributable to lower fees billed for excess wear and tear, and excess mileage on certain returned vehicles.

Expenses

Total expenses for the third quarter of 2014 decreased by $192 thousand, or 28%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in depreciation expense, impairment losses on equipment, cost reimbursements to AFS and interest expense.

The decrease in depreciation expense totaled $88 thousand and was largely due to continued run-off and sales of lease assets. Impairment losses on equipment declined by $39 thousand as a result of prior year period fair value adjustments relative to certain materials handling equipment deemed impaired. By comparison, there was no fair value adjustments recorded during the current year period.

Cost reimbursements to AFS declined by $28 thousand due to lower costs allocated by the Manager based on the Company’s declining asset base, consistent with a fund in liquidation. Finally, interest expense decreased by $21 thousand as a result of a $1.5 million decline in outstanding borrowings since September 30, 2013.

The nine months ended September 30, 2014 versus the nine months ended September 30, 2013

The Company had net income of $1.6 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively. Results for the first nine months of 2014 reflect decreases in both total operating expenses and total revenues when compared to the prior year period.

Revenues

Total revenues for the first nine months of 2014 declined by $401 thousand, or 11%, as compared to the prior year period. The net reduction in total revenues was largely attributable to decreases in operating lease revenues, other revenue and direct financing lease revenues partially offset by an increase in gains on sales of lease assets and early termination of notes.

The decrease in operating lease revenues totaled $748 thousand and was primarily a result of continued run-off and sales of lease assets. Other revenue decreased by $54 thousand primarily as a result of lower fees billed for excess wear and tear, and excess mileage on certain returned vehicles. Direct financing lease revenues declined by $43 thousand due to continued run-off of the portfolio.

Partially offsetting the aforementioned decreases in revenues was a $431 thousand increase in gains realized on sales of lease assets and early termination of notes. Such increase was attributable to a $407 thousand gain realized on the sale of two drill rigs associated with a terminated lease during the current year period.

Expenses

Total expenses for the first nine months of 2014 decreased by $810 thousand, or 33%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in the following: depreciation expense, cost reimbursements to AFS, interest expense, asset management fees paid to AFS and impairment losses on equipment.

The decrease in depreciation expense totaled $553 thousand and was a result of continued run-off and sales of lease assets. Cost reimbursements to AFS declined by $72 thousand primarily due to lower costs allocated by the Manager based on the Company’s declining asset base and operations; and, interest expense decreased by $64 thousand mainly due to a $1.5 million decline in outstanding borrowings since September 30, 2013.

In addition, asset management fees paid to AFS declined by $60 thousand as a result of continued decline in managed assets and related rents. Impairment losses on equipment declined by $52 thousand as a result of prior year period fair value adjustments relative to certain materials handling equipment deemed impaired. By comparison, there was no fair value adjustments recorded during the current year period.

Capital Resources and Liquidity

At September 30, 2014 and December 31, 2013, the Company’s cash and cash equivalents totaled $2.3 million and $1.4 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net cash provided by (used in):
Operating activities	$827	$883	$2,037	$2,376
Investing activities	183	375	1,648	1,316
Financing activities	(1,208)	(1,021)	(2,803)	(4,469)
Net (decrease) increase in cash and cash equivalents	$(198)	$237	$882	$(777)

The three months ended September 30, 2014 versus the three months ended September 30, 2013

During the three months ended September 30, 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $124 thousand and $277 thousand of cash flows from the sale or disposition of equipment and early termination of certain notes, and the disposition of investment securities during the respective three months ended September 30, 2014 and 2013.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $845 thousand and $596 thousand. In addition, cash was also used to pay down $363 thousand and $425 thousand of debt, and to pay invoices related to management fees and expenses.

The nine months ended September 30, 2014 versus the nine months ended September 30, 2013

During the nine months ended September 30, 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company also realized $1.5 million and $1.0 million of cash flows from the sale or disposition of equipment and early termination of certain notes, and the disposition of investment securities during the respective nine months ended September 30, 2014 and 2013.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $1.7 million and $3.2 million. In addition, cash was used to pay down $1.1 million and $1.3 million of debt during the respective nine months ended September 30, 2014 and 2013; and, to pay invoices related to management fees and expenses.

Non-Recourse Long-Term Debt

As of September 30, 2014 and December 31, 2013, the Company had non-recourse long-term debt totaling $839 thousand and $2.0 million. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Note 6 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2014, the Company had no commitments to purchase lease assets or fund loans.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

In August 2014, the FASB issued Accounting Standards Update 2014 – 15, Presentation of Financial Statements — Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

The Company’s Managing Member’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer and Chief Operating Officer (“Management”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on the evaluation of the Company’s disclosure controls and procedures, Management concluded that as of the end of the period covered by this report, the design and operation of these disclosure controls and procedures were effective.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 13, 2014

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