Form 10-K
period 2014-12-31
ATEL Capital Equipment Fund XI, LLC
filed 2015-03-30
CIK 1297667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2014
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2015 was 5,209,307.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through December 31, 2014 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of December 31, 2014, 5,209,307 Units were issued and outstanding.

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

Pursuant to the terms of the Operating Agreement, AFS and its affiliates receive compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 6 to the financial statements included in Item 8 of this report). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

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

The Company only purchased equipment under pre-existing leases or for which a lease would be entered into concurrently at the time of the purchase. Through December 31, 2014, the Company had purchased equipment with a total acquisition price of $67.5 million. The Company had also loaned $14.5 million for notes receivable secured by various assets.

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

During 2014 and 2013, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2014	2013
Union Pacific	Transportation	32%	28%
Nomac Drilling, LLC	Mining	17%	16%
Tyson Foods, Inc.	Materials handling	*	12%
*	Less than 10%

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

The primary geographic regions in which the Company seeks leasing and financing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by region, of the Company’s total revenues for the years ended December 31, 2014 and 2013:

Geographic area	2014	2013
North America	99%	98%
Europe	1%	2%

The business of the Company is not seasonal.

The Company has no full time employees. AFS’ employees and affiliates provide the services the Company requires to effectively operate. The cost of these services is reimbursed by the Company to AFS and affiliates per the Operating Agreement.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2014 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$20,589	30.48%
Construction	12,649	18.73%
Transportation, other	12,290	18.19%
Transportation, rail	11,924	17.65%
Mining	2,893	4.28%
Logging and lumber	2,001	2.96%
Aviation	1,658	2.45%
Marine vessels	1,415	2.09%
Manufacturing	1,172	1.74%
Other	958	1.43%
	$67,549	100.00%

Industry Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$11,924	17.65%
Transportation services	11,460	16.97%
Manufacturing	9,390	13.90%
Paper products	8,886	13.15%
Mining	8,610	12.75%
Health services	4,967	7.35%
Food products	3,795	5.62%
Natural gas	2,893	4.28%
Chemical products	2,139	3.17%
Wood/Lumber products	1,677	2.48%
Other	1,808	2.68%
	$67,549	100.00%

From inception to December 31, 2014, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$18,731	$3,390	$20,318
Construction	11,057	8,538	5,491
Transportation, other	10,802	2,067	11,457
Mining	2,893	1,908	2,517
Logging and lumber	1,596	639	1,191
Transportation, rail	1,017	587	849
Manufacturing	496	96	736
Other	401	41	548
	$46,993	$17,266	$43,107

For further information regarding the Company’s equipment lease portfolio as of December 31, 2014, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2014 and the industries to which the assets have been financed (dollars in thousands):

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

From inception to December 31, 2014, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computer equipment	$7,239	$2,475	$5,901
Office furniture/Fixtures and other assets	3,904	883	3,734
Research	504	—	612
Manufacturing	367	19	424
	$12,014	$3,377	$10,671

For further information regarding the Company’s notes receivable portfolio as of December 31, 2014, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2014, a total of 1,214 investors were Unitholders of record in the Company.

Unit Valuation

In order to permit custodial fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company’s assets as of December 31, 2014. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company’s assets as of December 31, 2014, by estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unitholders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of December 31, 2014, the value of the Company’s assets, calculated on this basis, was approximately $2.51 per Unit. The aforementioned valuation was performed solely for custodial purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

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

Although the schedule of monthly and quarterly distributions could have been discontinued in January 2013 as the Company entered its liquidation phase, the Company continued to pay monthly and quarterly distributions to Other Members at a rate of $0.077 per Unit and $0.231 per Unit, respectively, from January to June 30, 2013. Such distributions ceased in July 2013 when the Company adopted a semi-annual distribution cycle consistent with a fund in liquidation. The Company made a semi-annual distribution in December 2013 at a rate of $0.15 per Unit. Likewise, the Company made semi-annual distributions at a rate of $0.15 per Unit at both June and December 2014. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2014(1)	2013
Net income per Unit, based on weighted average Unit outstanding	$0.31	$0.27
Return of investment	—	0.34
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.30	0.61
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.30	$0.61

(1)	Net income per Unit for 2014 was in excess of total scheduled semi-annual distributions declared during the year by $0.01 per unit.

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

As of December 31, 2014 and 2013, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	2014	2013
Transportation, rail	61%	43%
Manufacturing	25%	33%
Transportation, other	12%	*
Mining	*	11%
*	Less than 10%

As previously mentioned, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, during 2014 and 2013 as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2014	2013
Union Pacific	Transportation	32%	28%
Nomac Drilling, LLC	Mining	17%	16%
Tyson Foods, Inc.	Materials handling	*	12%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s leased property was acquired in the years 2005 through 2011. The utilization percentage of existing assets under lease was 100% and 97% as of December 31, 2014 and 2013, respectively.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2014 and 2013, the Company has not exceeded the annual and/or cumulative limitations discussed above.

2014 versus 2013

The Company had net income of $1.7 million for each of the years ended December 31, 2014 and 2013. Results for 2014, when compared to those of 2013, reflect almost identical decreases in both total operating expenses and total revenues.

Revenues

Total revenues for 2014 decreased by $807 thousand, or 17%, as compared to the prior year. The net reduction in total revenues was largely attributable to decreases in operating lease revenues, other revenue and direct financing lease revenues offset, in part, by an increase in gain on sales of lease assets and early termination of notes.

The decrease in operating lease revenues totaled $1.1 million and was primarily a result of continued run-off and sales of lease assets. The $107 thousand decline in other revenues was primarily attributable to lower fees billed for excess wear and tear, and excess mileage on certain returned vehicles. Moreover, direct financing lease revenues declined by $54 thousand primarily due to run-off of the portfolio.

The aforementioned decreases in revenues were partially offset by a $439 thousand increase in gain on sales of lease assets and early termination of notes. Such increase was largely attributable to a $407 thousand gain realized on the sale of two drill rigs associated with a terminated lease during the current year, and a change in the mix of assets sold.

Expenses

Total expenses for 2014 decreased by $877 thousand, or 29%, as compared to the prior year. The net reduction in total expenses was primarily due to decreases in depreciation expense, asset management fees paid to AFS, cost reimbursements to AFS, interest expense and impairment losses on equipment partially offset by an increase in the provision for losses on investment in securities.

The decrease in depreciation expense totaled $737 thousand and was primarily a result of continued run-off and sales of lease assets. Asset management fees were lower by $95 thousand as a result of continued decline in managed assets and related rents; and, cost reimbursements to AFS declined by $87 thousand primarily due to lower costs allocated by the Manager based on the Company’s declining asset base and operations, consistent with a fund in liquidation.

In addition, interest expense decreased by $82 thousand primarily as a result of a $1.3 million decline in outstanding borrowings since December 31, 2013. Impairment losses on equipment declined by $52 thousand as a result of prior year fair value adjustments relative to certain materials handling equipment deemed impaired. By comparison, there were no fair value adjustments recorded during the current year.

The aforementioned decreases in expenses were partially offset by a $178 thousand increase in the provision for losses on investment in securities. Such increase in the provision was due to a fair value adjustment recorded to recognize impairment of an investment security.

Capital Resources and Liquidity

At December 31, 2014 and 2013, the Company’s cash and cash equivalents totaled $4.8 million and $1.4 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2014	2013
Net cash provided by (used in):
Operating activities	$2,589	$3,130
Investing activities	3,789	1,686
Financing activities	(3,003)	(4,899)
Net increase (decrease) in cash and cash equivalents	$3,375	$(83)

2014 versus 2013

During 2014 and 2013, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $3.5 million and $1.3 million of cash flows from the sale or disposition of equipment and early termination of certain notes, and the disposition of investment securities during the respective years ended December 31, 2014 and 2013.

During the same respective years, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling a combined $1.7 million and $3.2 million; and to pay down debt totaling $1.3 million and $1.7 million.

Non-Recourse Long-Term Debt

As of December 31, 2014 and 2013, the Company had non-recourse long-term debt totaling $639 thousand and $2.0 million, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2014, the Company had no commitments to purchase lease assets or fund loans.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements —  Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described below. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund XI, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund XI, LLC (the “Company”) as of December 31, 2014 and 2013, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund XI, LLC as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
San Francisco, California March 27, 2015

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

DECEMBER 31, 2014 and 2013
(In Thousands)

	2014	2013
ASSETS
Cash and cash equivalents	$4,794	$1,419
Accounts receivable, net of allowance for doubtful accounts of $0 as of December 31, 2014 and $2 as of December 31, 2013	126	139
Notes receivable, net of unearned interest income of $22 as of December 31, 2014 and $57 as of December 31, 2013	332	518
Investment in securities	41	219
Investments in equipment and leases, net of accumulated depreciation of $14,032 as of December 31, 2014 and $18,094 as of December 31, 2013	3,795	7,974
Prepaid expenses and other assets	32	30
Total assets	$9,120	$10,299
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$67	$73
Accrued distributions to Other Members	781	781
Other	289	157
Non-recourse debt	639	1,952
Unearned operating lease income	83	112
Total liabilities	1,859	3,075
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	7,261	7,224
Total Members’ capital	7,261	7,224
Total liabilities and Members’ capital	$9,120	$10,299

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013
(In Thousands Except for Units and Per Unit Data)

	2014	2013
Revenues:
Leasing and lending activities:
Operating leases	$2,974	$4,068
Direct financing leases	27	81
Interest on notes receivable	35	53
Gain on sales of lease assets and early termination of notes	758	319
Gain on sales or dispositions of securities	30	3
Other	94	201
Total revenues	3,918	4,725
Expenses:
Depreciation of operating lease assets	1,349	2,086
Asset management fees to Managing Member	137	232
Cost reimbursements to Managing Member and/or affiliates	220	307
Reversal of credit losses	(2)	(14)
Impairment losses on equipment	—	52
Provision for losses on investment in securities	178	—
Amortization of initial direct costs	15	20
Interest expense	67	149
Professional fees	110	75
Outside services	33	39
Other	82	120
Total operating expenses	2,189	3,066
Other (loss) income, net	(2)	1
Net income	$1,727	$1,660
Net income:
Managing Member	$127	$259
Other Members	1,600	1,401
	$1,727	$1,660
Net income per Limited Liability Company Unit (Other Members)	$0.31	$0.27
Weighted average number of Units outstanding	5,209,307	5,209,307

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2012	5,209,307	$9,013	$—	$9,013
Distributions to Other Members ($0.61 per Unit)	—	(3,190)	—	(3,190)
Distributions to Managing Member	—	—	(259)	(259)
Net income	—	1,401	259	1,660
Balance December 31, 2013	5,209,307	7,224	—	7,224
Distributions to Other Members ($0.30 per Unit)	—	(1,563)	—	(1,563)
Distributions to Managing Member	—	—	(127)	(127)
Net income	—	1,600	127	1,727
Balance December 31, 2014	5,209,307	$7,261	$—	$7,261

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013
(In Thousands)

	2014	2013
Operating activities:
Net income	$1,727	$1,660
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(758)	(319)
Depreciation of operating lease assets	1,349	2,086
Amortization of initial direct costs	15	20
Impairment losses on equipment	—	52
Reversal of credit losses	(2)	(14)
Provision for losses on investment in securities	178	—
Gain on sales or dispositions of securities	(30)	(3)
Changes in operating assets and liabilities:
Accounts receivable	15	44
Prepaid expenses and other assets	(2)	2
Accounts payable, Managing Member	(6)	(101)
Accounts payable, other	132	(247)
Unearned operating lease income	(29)	(50)
Net cash provided by operating activities	2,589	3,130
Investing activities:
Purchase of securities	—	(8)
Proceeds from sales of lease assets and early termination of notes	3,505	1,273
Proceeds from sales or dispositions of securities	30	11
Principal payments received on direct financing leases	68	159
Principal payments received on notes receivable	186	251
Net cash provided by investing activities	3,789	1,686
Financing activities:
Repayments under non-recourse debt	(1,313)	(1,699)
Distributions to Other Members	(1,563)	(2,960)
Distributions to Managing Member	(127)	(240)
Net cash used in financing activities	(3,003)	(4,899)
Net increase (decrease) in cash and cash equivalents	3,375	(83)
Cash and cash equivalents at beginning of year	1,419	1,502
Cash and cash equivalents at end of year	$4,794	$1,419
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$73	$155
Cash paid during the year for taxes	$39	$32
Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$781	$781
Distributions payable to Managing Member at year-end	$64	$64

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through December 31, 2014 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of December 31, 2014, 5,209,307 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2014 and 2013, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2014, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The Company does not use the equipment held in its portfolio, but holds it solely for lease and ultimate sale. In the course of marketing equipment that has come off-lease, management may determine at some point that re-leasing the assets may provide a superior return for investors and would then execute another lease. Upon entering into a new lease contract, management will estimate the residual value once again and resume depreciation. If, and when, the Company, at any time, determines that depreciation in value may have occurred with respect to an asset held-for-sale, the Company would review the value to determine whether a material reduction in value had occurred and recognize any appropriate impairment. All lease assets, including off-lease assets, are subject to the Company’s quarterly impairment analysis, as described below. Maintenance costs associated with the Fund’s portfolio of leased assets are expensed as incurred. Major additions and betterments are capitalized.

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

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2014 and 2013 and long-lived assets as of December 31, 2014 and 2013 (dollars in thousands):

	For The Year Ended December 31,
	2014	% of Total	2013	% of Total
Revenue
United States	$3,873	99%	$4,620	98%
United Kingdom	45	1%	105	2%
Total International	45	1%	105	2%
Total	$3,918	100%	$4,725	100%

	As of December 31,
	2014	% of Total	2013	% of Total
Long-lived assets
United States	$3,792	100%	$7,968	100%
United Kingdom	3	0%	6	0%
Total International	3	0%	6	0%
Total	$3,795	100%	$7,974	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, a fair value adjustment of $178 thousand was recorded during 2014 relative to an impaired investment. There was no such fair value adjustment during 2013. During the prior year, the Company recognized gains on sales or dispositions of securities totaling $3 thousand. There were no investment securities sold or disposed of during 2014.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. At December 31, 2014 and 2013, the Managing Member estimated the fair value of the warrants to be nominal in amount. Net gains recognized on the net exercise of certain warrants totaled $30 thousand for 2014. There were no net exercises of warrants during 2013.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company’s foreign currency translations gains and losses were nominal during 2014 and 2013.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Review Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states, which levy income taxes on partnerships. For the years ended December 31, 2014 and 2013, the current provision for state income taxes was approximately $29 thousand and $42 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2014 and 2013 as follows (in thousands):

	2014	2013
Financial statement basis of net assets	$7,261	$7,224
Tax basis of net assets (unaudited)	12,697	9,442
Difference	$(5,436)	$(2,218)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax returns (unaudited) for the years ended December 31, 2014 and 2013, respectively (in thousands):

	2014	2013
Net income per financial statements	$1,727	$1,660
Tax adjustments (unaudited):
Adjustment to depreciation expense	610	562
Provision for doubtful accounts	(2)	(4)
Adjustments to revenues	180	—
Adjustments to gain on sales of assets	2,426	754
Other	4	96
Income per federal tax return (unaudited)	$4,945	$3,068

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Other (loss) income, net:

Other (loss) income, net is solely comprised of net losses and gains on foreign currency transactions.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements —  Going Concern (subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The new standard provides guidance relative to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the standard and its operational and related disclosure requirements.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2014 and 2013, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	2014	2013
Transportation, rail	61%	43%
Manufacturing	25%	33%
Transportation, other	12%	*
Mining	*	11%
*	Less than 10%

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers: - (continued)

During 2014 and 2013, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2014	2013
Union Pacific	Transportation	32%	28%
Nomac Drilling, LLC	Mining	17%	16%
Tyson Foods, Inc.	Materials handling	*	12%
*	Less than 10%

4. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of December 31, 2014 and 2013, only one note receivable remains unsettled. Such note has an annual interest rate of 8.51% and matures in 2016.

The Company had neither notes in non-accrual status nor impaired notes at both December 31, 2014 and 2013.

The minimum future payments receivable as of December 31, 2014 are as follows (in thousands):

Year ending December 31, 2015	$166
2016	188
354
Less: portion representing unearned interest income	(22)
Notes receivable, net	$332

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2013	Reclassifications, Additions/ Dispositions and Impairment Losses	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2014
Net investment in operating leases	$7,761	$(2,692)	$(1,349)	$3,720
Net investment in direct financing leases	131	(13)	(68)	50
Assets held for sale or lease, net	43	(42)	—	1
Initial direct costs, net of accumulated amortization of $29 at December 31, 2014 and $82 at December 31, 2013	39	—	(15)	24
Total	$7,974	$(2,747)	$(1,432)	$3,795

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Company’s leased asset portfolio are reviewed periodically to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

As a result of these reviews, management determined that no impairment losses existed during the year ended December 31, 2014. By comparison, during 2013, the Company deemed certain lease and off-lease assets to be impaired, and accordingly, recorded fair value adjustments of $52 thousand, which reduced the cost basis of such assets.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $1.3 million and $2.1 million for the respective years ended December 31, 2014 and 2013. IDC amortization expense related to the Company’s operating and direct financing leases totaled $15 thousand and $20 thousand for 2014 and 2013, respectively.

All of the leased property was acquired during the years 2005 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2013	Additions	Reclassifications or Dispositions	Balance December 31, 2014
Transportation, rail	$11,163	$—	$(256)	$10,907
Aviation	1,658	—	—	1,658
Transportation, other	4,409	—	(2,866)	1,543
Marine vessels	1,415	—	—	1,415
Materials handling	2,351	—	(1,099)	1,252
Construction	758	—	(260)	498
Manufacturing	840	—	(373)	467
Mining	2,893	—	(2,893)	—
Other	11	—	—	11
	25,498	—	(7,747)	17,751
Less accumulated depreciation	(17,737)	(1,349)	5,055	(14,031)
Total	$7,761	$(1,349)	$(2,692)	$3,720

The average estimated residual value for assets on operating leases was 15% and 21% of the assets’ original cost at December 31, 2014 and 2013, respectively. There were no operating lease contracts placed in non-accrual status at December 31, 2014 and 2013.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

Direct financing leases:

As of December 31, 2014, investment in direct financing leases primarily consists of construction equipment. As of December 31, 2013, such investment consisted of construction and materials handling equipment. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Total minimum lease payments receivable	$57	$153
Estimated residual values of leased equipment (unguaranteed)	6	18
Investment in direct financing leases	63	171
Less unearned income	(13)	(40)
Net investment in direct financing leases	$50	$131

There were no investment in direct financing lease assets in non-accrual status at December 31, 2014 and 2013.

At December 31, 2014, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2015	$1,296	$46	$1,342
2016	554	11	565
2017	484	—	484
2018	114	—	114
2019	23	—	23
Thereafter	1	—	1
	$2,472	$57	$2,529

The useful lives for each category of leases is reviewed at a minimum of once per quarter. At both December 31, 2014 and 2013, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

6. Related party transactions: - (continued)

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2014, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees and billed for reimbursements pursuant to the Operating Agreement as follows during each of the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Costs reimbursed to Managing Member and/or affiliates	$220	$307
Asset management fees to Managing Member	137	232
	$357	$539

7. Non-recourse debt:

At December 31, 2014 and 2013, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at a fixed rate of 5.95%. The notes are secured by assignments of lease payments and pledges of assets. At December 31, 2014, gross lease rentals totaled approximately $623 thousand over the remaining lease terms; and the carrying value of the pledged assets is approximately $1.7 million. The notes mature in 2015.

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

The remaining future minimum payments of non-recourse debt total $656 thousand, all of which are due and payable during 2015. The payments are comprised of principal payments totaling $639 thousand and interest payments totaling $17 thousand. The future minimum payments of non-recourse debt are in excess of the gross lease rentals at December 31, 2014 by $33 thousand due to casualties relative to the pledged assets. This is fully mitigated by the stipulated loss proceeds received to date on such casualty units.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

8. Commitments:

At December 31, 2014, the Company had no commitments to either purchase lease assets or fund loans.

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

10. Members’ capital:

Units issued and outstanding were 5,209,307 at both December 31, 2014 and 2013. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated sales of Units effective April 30, 2006.

The Company has the right, exercisable in the Manager’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given circumstances, in the event that the Manager deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs. There were no Units repurchased during 2014 and 2013.

During the years ended December 31, 2014 and 2013, distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2014	2013
Distributions	$1,563	$3,190
Weighted average number of Units outstanding	5,209,307	5,209,307
Weighted average distributions per Unit	$0.30	$0.61

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

Level 1 — Quoted prices in active markets for identical assets or liabilities. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, generally on a national exchange.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

11. Fair value measurements: - (continued)

Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuations in which all significant inputs are observable in the market.

Level 3 — Valuation is modeled using significant inputs that are unobservable in the market. These unobservable inputs reflect the Company's own estimates of assumptions that market participants would use in pricing the asset or liability.

The Company had no assets or liabilities requiring measurement at fair value on a recurring basis as of December 31, 2014 and 2013; however, during 2014, the Company recorded a non-recurring adjustment to reduce the cost basis of an impaired security to zero. During 2013, fair value adjustments were recorded to reflect the fair values of impaired lease and off-lease equipment. Balances shown at December 31, 2013 reflect the fair value of the then existing impaired assets.

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

During 2014, the Company recorded a fair value adjustment of $178 thousand to reduce the cost basis of an impaired investment security. The 100% reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee. Such information indicated significantly reduced operating cash flows and revenues, and, to date, an unsuccessful attempt to sell the investee. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy. There was no fair value adjustment relative to impaired investment securities during 2013.

Impaired operating lease and off-lease equipment

The Company had no fair value adjustment relative to impaired operating lease and off-lease equipment during 2014. By comparison, during 2013, $52 thousand of fair value adjustments were recorded to reduce the cost basis of certain impaired lease and off-lease equipment. Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of impaired lease assets are classified within Level 3 of the valuation hierarchy as the data sources utilized for the valuation of such assets reflect significant inputs that are unobservable in the market. Such valuation utilizes a market approach technique and uses inputs that reflect the sales price of similar assets sold by affiliates and/or information from third party remarketing agents not readily available in the market.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

11. Fair value measurements: - (continued)

As of December 31, 2014, the Fund’s impaired investment security had no value. The following table presents the fair value measurements of impaired assets measured at fair value on a non-recurring basis during and the level within the hierarchy in which the fair value measurements fall at December 31, 2013 (in thousands):

	December 31, 2013	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired off-lease equipment	$6	$—	$—	$6

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2014 and 2013:

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

December 31, 2013
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Off-lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing Quotes – per equipment	$600 (total of $6,000)
			Equipment Condition	Poor to Average

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

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2014 and 2013 (in thousands):

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,794	$4,794	$—	$—	$4,794
Notes receivable, net	332	—	—	332	332
Investment in securities	41	—	—	41	41
Financial liabilities:
Non-recourse debt	639	—	—	652	652

	Fair Value Measurements at December 31, 2013
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,419	$1,419	$—	$—	$1,419
Notes receivable, net	518	—	—	518	518
Investment in securities	219	—	—	219	219
Financial liabilities:
Non-recourse debt	1,952	—	—	2,014	2,014

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2014. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2014.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 64, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 61, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 56, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2014.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Managing Member, AFS, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2014 and 2013 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ASC, an affiliate of AFS.

Through December 31, 2014, $4.7 million of such commissions had been paid to AFS or its affiliate. Of that amount, $3.9 million has been re-allowed to other broker/dealers.

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

See Note 6 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for amounts paid.

Managing Member’s Interest in Operating Proceeds

AFS receives an allocation of all 7.5% of all Company net income, net loss and investment tax credits corresponding to its Carried Interest in Distributions and the remaining 92.5% is allocated among the Members. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2014 and 2013.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2014, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

Security Ownership of Management

The parent of AFS is the beneficial owner of Limited Liability Company Units as follows:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership	(4) Percent of Class
Limited Liability Company Units	ATEL Capital Group The Transamerica Pyramid 600 Montgomery Street, 9th Floor San Francisco, CA 94111	Initial Limited Liability Company Units 50 Units ($500)	0.0010%

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 6 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2014 and 2013, the Company incurred audit fees with its principal auditors totaling $66 thousand and $39 thousand, respectively.

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

Date: March 30, 2015

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 30, 2015
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 30, 2015
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 30, 2015

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.