Form 10-Q
period 2015-03-31
ATEL Capital Equipment Fund XI, LLC
filed 2015-05-15
CIK 1297667

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2015

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

The number of Limited Liability Company Units outstanding as of April 30, 2015 was 5,209,307.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

MARCH 31, 2015 AND DECEMBER 31, 2014
(In Thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,358	$4,794
Accounts receivable	197	126
Notes receivable, net of unearned interest income of $15 as of March 31, 2015 and $22 as of December 31, 2014	297	332
Investment in securities	44	41
Investments in equipment and leases, net of accumulated depreciation of $13,962 as of March 31, 2015 and $14,032 as of December 31, 2014	3,434	3,795
Prepaid expenses and other assets	28	32
Total assets	$8,358	$9,120
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$44	$67
Accrued distributions to Other Members	—	781
Other	149	289
Non-recourse debt	437	639
Unearned operating lease income	155	83
Total liabilities	785	1,859
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	7,573	7,261
Total Members’ capital	7,573	7,261
Total liabilities and Members’ capital	$8,358	$9,120

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Leasing and lending activities:
Operating leases	$543	$875
Direct financing leases	4	11
Interest on notes receivable	6	10
Gain on sales of lease assets and early termination of notes	139	170
Other	126	62
Total revenues	818	1,128
Expenses:
Depreciation of operating lease assets	264	376
Asset management fees to Managing Member	30	49
Cost reimbursements to Managing Member and/or affiliates	49	53
Reversal of credit losses	—	(1)
Amortization of initial direct costs	2	6
Interest expense	8	24
Professional fees	74	66
Outside services	13	13
Taxes on income and franchise fees	53	7
Other	12	15
Total operating expenses	505	608
Other loss, net	(1)	(3)
Net income	$312	$517
Net income:
Managing Member	$—	$—
Other Members	312	517
	$312	$517
Net income per Limited Liability Company Unit (Other Members)	$0.06	$0.10
Weighted average number of Units outstanding	5,209,307	5,209,307

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2013	5,209,307	$7,224	$—	$7,224
Distributions to Other Members ($0.30 per Unit)	—	(1,563)	—	(1,563)
Distributions to Managing Member	—	—	(127)	(127)
Net income	—	1,600	127	1,727
Balance December 31, 2014	5,209,307	7,261	—	7,261
Net income	—	312	—	312
Balance March 31, 2015 (Unaudited)	5,209,307	$7,573	$—	$7,573

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2015 AND 2014
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$312	$517
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(139)	(170)
Depreciation of operating lease assets	264	376
Amortization of initial direct costs	2	6
Reversal of credit losses	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(71)	(52)
Prepaid expenses and other assets	4	3
Accounts payable, Managing Member	41	17
Accounts payable, other	(140)	(33)
Unearned operating lease income	72	69
Net cash provided by operating activities	345	732
Investing activities:
Purchase of securities	(3)	—
Proceeds from sales of lease assets and early termination of notes	221	1,221
Principal payments received on direct financing leases	13	28
Principal payments received on notes receivable	35	45
Net cash provided by investing activities	266	1,294
Financing activities:
Repayments under non-recourse debt	(202)	(392)
Distributions to Other Members	(781)	(781)
Distributions to Managing Member	(64)	(64)
Net cash used in financing activities	(1,047)	(1,237)
Net (decrease) increase in cash and cash equivalents	(436)	789
Cash and cash equivalents at beginning of period	4,794	1,419
Cash and cash equivalents at end of period	$4,358	$2,208
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9	$25

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through March 31, 2015 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of March 31, 2015, 5,209,307 Units were issued and outstanding.

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

The Company’s unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2015 up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2015 and 2014 and long-lived assets as of March 31, 2015 and December 31, 2014 (dollars in thousands):

	For The Three Months Ended March 31,
	2015	% of Total	2014	% of Total
Revenue
United States	$811	99%	$1,115	99%
United Kingdom	7	1%	13	1%
Total International	7	1%	13	1%
Total	$818	100%	$1,128	100%

	As of March 31,		As of December 31,
	2015	% of Total	2014	% of Total
Long-lived assets
United States	$3,431	100%	$3,792	100%
United Kingdom	3	0%	3	0%
Total International	3	0%	3	0%
Total	$3,434	100%	$3,795	100%

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three months ended March 31, 2015 and 2014. There were no sales or dispositions of securities during the three months ended March 31, 2015 and 2014.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At both March 31, 2015 and December 31, 2014, the Managing Member estimated the fair value of the warrants to be nominal in amount. There were no net exercises of warrants during the three months ended March 31, 2015 and 2014.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. During the first quarters of 2015 and 2014, the Company recorded other loss, net totaling $1 thousand and $3 thousand, respectively, relative to net losses from foreign currency transactions.

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

3. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of March 31, 2015 and December 31, 2014, only one note receivable remained unsettled with a net outstanding balance of $297 thousand and $332 thousand, respectively. Such note has an annual interest rate of 8.51% and matures in 2016.

The Company’s remaining note receivable was not deemed impaired or in non-accrual status as of March 31, 2015 and December 31, 2014.

The minimum future payments receivable as of March 31, 2015 are as follows (in thousands):

Nine months ending December 31, 2015	$124
Year ending December 31, 2016	188
312
Less: portion representing unearned interest income	(15)
Notes receivable, net	$297

4. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2014	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2015
Net investment in operating leases	$3,720	$(86)	$(264)	$3,370
Net investment in direct financing leases	50	—	(13)	37
Assets held for sale or lease, net	1	4	—	5
Initial direct costs, net of accumulated amortization of $31 at March 31, 2015 and $29 at December 31, 2014	24	—	(2)	22
Total	$3,795	$(82)	$(279)	$3,434

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2015 and 2014.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $264 thousand and $376 thousand for the respective three months ended March 31, 2015 and 2014.

Initial direct costs amortization expense related to the Company’s operating and direct financing leases amounted to $2 thousand and $6 thousand for the respective three months ended March 31, 2015 and 2014.

All of the leased property was acquired during the years 2005 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications or Dispositions	Balance March 31, 2015
Transportation, rail	$10,907	$—	$(90)	$10,817
Aviation	1,658	—	—	1,658
Transportation, other	1,543	—	—	1,543
Marine vessels	1,415	—	—	1,415
Materials handling	1,252	—	(315)	937
Construction	498	—	(10)	488
Manufacturing	467	—	—	467
Other	11	—	(5)	6
	17,751	—	(420)	17,331
Less accumulated depreciation	(14,031)	(264)	334	(13,961)
Total	$3,720	$(264)	$(86)	$3,370

The average estimated residual value for assets on operating leases was 14% and 15% of the assets’ original cost at March 31, 2015 and December 31, 2014, respectively. There were no operating lease contracts placed in non-accrual status at March 31, 2015 and December 31, 2014.

Direct financing leases:

As of March 31, 2015 and December 31, 2014, investment in direct financing leases consists of construction equipment.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

The components of the Company’s investment in direct financing leases as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31, 2015	December 31, 2014
Total minimum lease payments receivable	$40	$57
Estimated residual values of leased equipment (unguaranteed)	6	6
Investment in direct financing leases	46	63
Less unearned income	(9)	(13)
Net investment in direct financing leases	$37	$50

There were no investments in direct financing lease assets in non-accrual status at March 31, 2015 and December 31, 2014.

At March 31, 2015, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Nine months ending December 31, 2015	$1,017	$29	$1,046
Year ending December 31, 2016	646	11	657
2017	546	—	546
2018	118	—	118
2019	23	—	23
2020	1	—	1
	$2,351	$40	$2,391

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of March 31, 2015, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows during the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Costs reimbursed to Managing Member and/or affiliates	$49	$53
Asset management fees to Managing Member	30	49
	$79	$102

6. Non-recourse debt:

At March 31, 2015, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at a fixed rate of 5.95%. The notes are secured by assignments of lease payments and pledges of assets. At March 31, 2015, gross lease rentals totaled approximately $421 thousand over the remaining lease terms; and the carrying value of the pledged assets is approximately $1.5 million. The notes mature in 2015.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Non-recourse debt: - (continued)

The remaining future minimum payments of non-recourse debt total $445 thousand, all of which are due and payable during 2015. The payments are comprised of principal payments totaling $437 thousand and interest payments totaling $8 thousand. The future minimum payments of non-recourse debt are in excess of the gross lease rentals at March 31, 2015 by $24 thousand due to casualties relative to the pledged assets. This is fully mitigated by the stipulated loss proceeds received to date on such casualty units.

7. Commitments:

At March 31, 2015, the Company had no commitments to either purchase lease assets or fund loans.

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

9. Members’ capital:

A total of 5,209,307 Units were issued and outstanding as of March 31, 2015 and December 31, 2014. The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated sales of Units effective April 30, 2006.

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

The monthly distributions were discontinued in 2013 as the Company entered its liquidation phase. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager. There were no distributions declared for the three months ended March 31, 2015 and 2014.

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

The Company had no assets or liabilities requiring measurement at fair value on a recurring or non-recurring basis at March 31, 2015. Likewise, no assets or liabilities required measurement at fair value on a recurring basis at December 31, 2014; however, during 2014, the Company recorded non-recurring adjustments totaling $178 thousand to reduce the cost basis of an impaired security to zero.

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at March 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,358	$4,358	$—	$—	$4,358
Notes receivable, net	297	—	—	297	297
Investment in securities	44	—	—	44	44
Financial liabilities:
Non-recourse debt	437	—	—	443	443

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,794	$4,794	$—	$—	$4,794
Notes receivable, net	332	—	—	332	332
Investment in securities	41	—	—	41	41
Financial liabilities:
Non-recourse debt	639	—	—	652	652

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee and borrower defaults and the creditworthiness of its lessees and borrowers. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the market for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

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

Results of Operations

The three months ended March 31, 2015 versus the three months ended March 31, 2014

The Company had net income of $312 thousand and $517 thousand for the three months ended March 31, 2015 and 2014, respectively. Results for the first quarter of 2015 reflect a decrease in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2015 decreased by $310 thousand, or 27%, as compared to the prior year period. The net decrease in total revenues was largely attributable to decreases in operating lease revenues and gains on sales of lease assets and early termination of notes partially offset by an increase in other revenue.

The decrease in operating lease revenues totaled $332 thousand and was primarily a result of continued run-off and sales of lease assets. Gain on sales of lease assets and early termination of notes declined by $31 thousand largely due to a reduction in volume and a change in the mix of assets sold.

Partially offsetting the aforementioned decreases in revenues was an increase in other revenue totaling $64 thousand. Such increase in other revenue was primarily due to additional billing for excess wear and tear on certain returned equipment.

Expenses

Total operating expenses for the first quarter of 2015 decreased by $103 thousand, or 17%, as compared to the prior year period. The net reduction in total operating expenses was primarily due to decreases in depreciation expense, asset management fees paid to AFS and interest expense offset, in part, by an increase in taxes on income and franchise fees.

The decrease in depreciation expense totaled $112 thousand and was largely due to continued run-off and sales of lease assets. Asset management fees paid to AFS declined by $19 thousand primarily due to the continued decline in managed assets and related rents; and, interest expense decreased by $16 thousand mainly due to a $1.1 million decline in outstanding borrowings since March 31, 2014.

Partially offsetting the aforementioned decreases in expenses was a $46 thousand increase in taxes on income and franchise fees. Such increase was attributable to an increase in estimated tax payments and liabilities based on higher overall taxable income during 2014, including gains on sales of lease assets.

Capital Resources and Liquidity

At March 31, 2015 and December 31, 2014, the Company’s cash and cash equivalents totaled $4.4 million and $4.8 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$345	$732
Investing activities	266	1,294
Financing activities	(1,047)	(1,237)
Net (decrease) increase in cash and cash equivalents	$(436)	$789

The three months ended March 31, 2015 versus the three months ended March 31, 2014

During the three months ended March 31, 2015 and 2014, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $221 thousand and $1.2 million of cash flows from the sale or disposition of equipment and early termination of certain notes during the respective three months ended March 31, 2015 and 2014.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member. Total distributions paid to Members amounted to $845 thousand for each of the three months ended March 31, 2015 and 2014. In addition, cash was also used to pay down $202 thousand and $392 thousand of debt, and to pay invoices related to management fees and expenses.

Non-Recourse Long-Term Debt

As of March 31, 2015 and December 31, 2014, the Company had non-recourse long-term debt totaling $437 thousand and $639 thousand. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Note 6 to the financial statements as set forth in Part I, Item 1, Financial Statements (Unaudited).

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. The monthly distributions were discontinued in 2013 as the Company entered its liquidation phase. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager. There were no distributions declared for the three months ended March 31, 2015 and 2014.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2015, the Company had no commitments to purchase lease assets or fund loans.

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

The Company’s critical accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the Company’s critical accounting policies since December 31, 2014.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 14, 2015

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