Form 10-Q
period 2015-06-30
ATEL Capital Equipment Fund XI, LLC
filed 2015-08-14
CIK 1297667

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2015

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

The number of Limited Liability Company Units outstanding as of July 31, 2015 was 5,209,307.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

JUNE 30, 2015 AND DECEMBER 31, 2014
(In Thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$4,741	$4,794
Accounts receivable, net of allowance for doubtful accounts of $4 as of June 30, 2015 and $0 as of December 31, 2014	138	126
Notes receivable, net of unearned interest income of $9 as of June 30, 2015 and $22 as of December 31, 2014	261	332
Investment in securities	44	41
Investments in equipment and leases, net of accumulated depreciation of $13,458 as of June 30, 2015 and $14,032 as of December 31, 2014	3,129	3,795
Prepaid expenses and other assets	26	32
Total assets	$8,339	$9,120
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$195	$67
Accrued distributions to Other Members	2,344	781
Other	103	289
Non-recourse debt	231	639
Unearned operating lease income	19	83
Total liabilities	2,892	1,859
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	5,447	7,261
Total Members’ capital	5,447	7,261
Total liabilities and Members’ capital	$8,339	$9,120

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Leasing and lending activities:
Operating leases	$485	$759	$1,028	$1,634
Direct financing leases	3	7	7	18
Interest on notes receivable	6	10	12	20
Gain (loss) on sales of lease assets and early termination of notes	304	(26)	443	144
Gain on sales or dispositions of securities	—	29	—	29
Other	2	8	128	70
Total revenues	800	787	1,618	1,915
Expenses:
Depreciation of operating lease assets	255	365	519	741
Asset management fees to Managing Member	21	27	51	76
Cost reimbursements to Managing Member and/or affiliates	51	64	100	117
Provision for (reversal of) credit losses	4	—	4	(1)
Amortization of initial direct costs	3	3	5	9
Interest expense	4	18	12	42
Professional fees	13	19	87	85
Outside services	6	8	19	21
Taxes on income and franchise fees	29	4	82	11
Other	9	12	21	27
Total operating expenses	395	520	900	1,128
Other income (loss), net	3	1	2	(2)
Net income	$408	$268	$720	$785
Net income:
Managing Member	$190	$64	$190	$64
Other Members	218	204	530	721
	$408	$268	$720	$785
Net income per Limited Liability Company Unit (Other Members)	$0.04	$0.04	$0.10	$0.14
Weighted average number of Units outstanding	5,209,307	5,209,307	5,209,307	5,209,307

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2014
AND FOR THE SIX MONTHS ENDED JUNE 30, 2015
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2013	5,209,307	$7,224	$—	$7,224
Distributions to Other Members ($0.30 per Unit)	—	(1,563)	—	(1,563)
Distributions to Managing Member	—	—	(127)	(127)
Net income	—	1,600	127	1,727
Balance December 31, 2014	5,209,307	7,261	—	7,261
Distributions to Other Members ($0.45 per Unit)	—	(2,344)	—	(2,344)
Distributions to Managing Member	—	—	(190)	(190)
Net income	—	530	190	720
Balance June 30, 2015 (Unaudited)	5,209,307	$5,447	$—	$5,447

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2015 AND 2014
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating activities:
Net income	$408	$268	$720	$785
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) loss on sales of lease assets and early termination of notes	(304)	26	(443)	(144)
Depreciation of operating lease assets	255	365	519	741
Amortization of initial direct costs	3	3	5	9
Provision for (reversal of) credit losses	4	—	4	(1)
Gain on sales or dispositions of securities	—	(29)	—	(29)
Changes in operating assets and liabilities:
Accounts receivable	55	45	(16)	(7)
Prepaid expenses and other assets	2	1	6	4
Accounts payable, Managing Member	(39)	(36)	2	(19)
Accounts payable, other	(46)	(4)	(186)	(37)
Unearned operating lease income	(136)	(161)	(64)	(92)
Net cash provided by operating activities	202	478	547	1,210
Investing activities:
Purchase of securities	—	—	(3)	—
Proceeds from sales of lease assets and early termination of notes	337	109	558	1,330
Principal payments received on direct financing leases	14	16	27	44
Principal payments received on notes receivable	36	46	71	91
Net cash provided by investing activities	387	171	653	1,465
Financing activities:
Repayments under non-recourse debt	(206)	(358)	(408)	(750)
Distributions to Other Members	—	—	(781)	(781)
Distributions to Managing Member	—	—	(64)	(64)
Net cash used in financing activities	(206)	(358)	(1,253)	(1,595)
Net increase (decrease) in cash and cash equivalents	383	291	(53)	1,080
Cash and cash equivalents at beginning of period	4,358	2,208	4,794	1,419
Cash and cash equivalents at end of period	$4,741	$2,499	$4,741	$2,499
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5	$21	$14	$46
Cash paid during the period for taxes	$85	$29	$85	$29
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$2,344	$781	$2,344	$781
Distributions payable to Managing Member at period-end	$190	$64	$190	$64

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through June 30, 2015 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of June 30, 2015, 5,209,307 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

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

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2015 up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2015 and 2014 and long-lived assets as of June 30, 2015 and December 31, 2014 (dollars in thousands):

	For The Six Months Ended June 30,
	2015	% of Total	2014	% of Total
Revenue
United States	$1,604	99%	$1,889	99%
United Kingdom	14	1%	26	1%
Total International	14	1%	26	1%
Total	$1,618	100%	$1,915	100%

	As of June 30,		As of December 31,
	2015	% of Total	2014	% of Total
Long-lived assets
United States	$3,126	100%	$3,792	100%
United Kingdom	3	0%	3	0%
Total International	3	0%	3	0%
Total	$3,129	100%	$3,795	100%

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, no fair value adjustment was deemed necessary for the three and six months ended June 30, 2015 and 2014. There were no sales or dispositions of securities during the three and six months ended June 30, 2015 and 2014.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. At both June 30, 2015 and December 31, 2014, the Managing Member estimated the fair value of the warrants to be nominal in amount. During both the three and six months ended June 30, 2014, the Company realized gains of $29 thousand on the net exercise of certain warrants. There were no exercises, net or otherwise, of warrants during the three and six months ended June 30, 2015.

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

Recent accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The board will also allow companies to adopt the standard as of the original effective date, which is January 2017, if they are inclined to do so. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases, which comprise the majority of the Company’s revenues.

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

3. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of June 30, 2015 and December 31, 2014, only one note receivable remained unsettled with a net outstanding balance of $261 thousand and $332 thousand, respectively. Such note has an annual interest rate of 8.51% and matures in 2016.

The Company’s remaining note receivable was not deemed impaired or in non-accrual status as of June 30, 2015 and December 31, 2014.

The minimum future payments receivable as of June 30, 2015 are as follows (in thousands):

Six months ending December 31, 2015	$82
Year ending December 31, 2016	188
270
Less: portion representing unearned interest income	(9)
Notes receivable, net	$261

4. Allowance for credit losses:

The allowance for credit losses at June 30, 2015 totaled $4 thousand and was solely related to delinquent operating lease receivables. There was no such allowance as of December 31, 2014. As of the same dates, the Fund had no impaired or delinquent financing receivables.

5. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2014	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2015
Net investment in operating leases	$3,720	$(122)	$(519)	$3,079
Net investment in direct financing leases	50	—	(27)	23
Assets held for sale or lease, net	1	7	—	8
Initial direct costs, net of accumulated amortization of $34 at June 30, 2015 and $29 at December 31, 2014	24	—	(5)	19
Total	$3,795	$(115)	$(551)	$3,129

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2015 and 2014.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $255 thousand and $365 thousand for the respective three months ended June 30, 2015 and 2014, and $519 thousand and $741 thousand for the respective six months ended June 30, 2015 and 2014.

Initial direct costs amortization expense related to the Company’s operating and direct financing leases amounted to $3 thousand for each of the three-month periods ended June 30, 2015 and 2014, and $5 thousand and $9 thousand for the respective six-month periods ended June 30, 2015 and 2014.

All of the leased property was acquired during the years 2005 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications or Dispositions	Balance June 30, 2015
Transportation, rail	$10,907	$—	$(274)	$10,633
Aviation	1,658	—	—	1,658
Transportation, other	1,543	—	—	1,543
Marine vessels	1,415	—	—	1,415
Materials handling	1,252	—	(634)	618
Manufacturing	467	—	—	467
Construction	498	—	(355)	143
Other	11	—	(10)	1
	17,751	—	(1,273)	16,478
Less accumulated depreciation	(14,031)	(519)	1,151	(13,399)
Total	$3,720	$(519)	$(122)	$3,079

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

5. Investment in equipment and leases, net: - (continued)

The average estimated residual value for assets on operating leases was 14% and 15% of the assets’ original cost at June 30, 2015 and December 31, 2014, respectively. There were no operating lease contracts placed in non-accrual status at June 30, 2015 and December 31, 2014.

Direct financing leases:

As of June 30, 2015 and December 31, 2014, investment in direct financing leases consists of construction equipment. The components of the Company’s investment in direct financing leases as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30, 2015	December 31, 2014
Total minimum lease payments receivable	$23	$57
Estimated residual values of leased equipment (unguaranteed)	6	6
Investment in direct financing leases	29	63
Less unearned income	(6)	(13)
Net investment in direct financing leases	$23	$50

There were no investments in direct financing lease assets in non-accrual status at June 30, 2015 and December 31, 2014.

At June 30, 2015, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2015	$594	$12	$606
Year ending December 31, 2016	695	11	706
2017	592	—	592
2018	129	—	129
2019	23	—	23
2020	1	—	1
	$2,034	$23	$2,057

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of June 30, 2015, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows during the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Costs reimbursed to Managing Member and/or affiliates	$51	$64	$100	$117
Asset management fees to Managing Member	21	27	51	76
	$72	$91	$151	$193

7. Non-recourse debt:

At June 30, 2015, non-recourse debt consists of notes payable to financial institutions. The notes are due in monthly installments. Interest on the notes is at a fixed rate of 5.95%. The notes are secured by assignments of lease payments and pledges of assets. At June 30, 2015, gross lease rentals totaled approximately $221 thousand over the remaining lease terms; and the carrying value of the pledged assets is approximately $1.4 million. The notes mature in 2015.

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

The remaining future minimum payments of non-recourse debt total $234 thousand, all of which are due and payable during 2015. The payments are comprised of principal payments totaling $231 thousand and interest payments totaling $3 thousand. The future minimum payments of non-recourse debt are in excess of the gross lease rentals at June 30, 2015 by $13 thousand due to casualties relative to the pledged assets. This is fully mitigated by the stipulated loss proceeds received to date on such casualty units.

8. Commitments:

At June 30, 2015, the Company had no commitments to either purchase lease assets or fund loans.

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

10. Members’ capital:

A total of 5,209,307 Units were issued and outstanding as of June 30, 2015 and December 31, 2014. The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated sales of Units effective April 30, 2006.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

10. Members’ capital: - (continued)

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Distributions	$2,344	$781	$2,344	$781
Weighted average number of Units outstanding	5,209,307	5,209,307	5,209,307	5,209,307
Weighted average distributions per Unit	$0.45	$0.15	$0.45	$0.15

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

At June 30, 2015 and December 31, 2014, only the Company’s warrants were measured on a recurring basis. The Company had no assets or liabilities requiring measurement at fair value on a non-recurring basis at June 30, 2015; however, during 2014, the Company recorded non-recurring adjustments to reduce the cost basis of an impaired security to zero.

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

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. Fair value measurements: - (continued)

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2015 and December 31, 2014, the Company estimated the fair value of the warrants to be nominal in amount.

Impaired investment securities

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. There were no fair value adjustments relative to impaired investment securities during 2015.

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

There were no non-recurring fair value adjustments at June 30, 2015. The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at December 31, 2014:

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value Measurements at June 30, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,741	$4,741	$—	$—	$4,741
Notes receivable, net	261	—	—	261	261
Investment in securities	44	—	—	44	44
Financial liabilities:
Non-recourse debt	231	—	—	234	234

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,794	$4,794	$—	$—	$4,794
Notes receivable, net	332	—	—	332	332
Investment in securities	41	—	—	41	41
Financial liabilities:
Non-recourse debt	639	—	—	652	652

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

Results of Operations

The three months ended June 30, 2015 versus the three months ended June 30, 2014

The Company had net income of $408 thousand and $268 thousand for the three months ended June 30, 2015 and 2014, respectively. Results for the second quarter of 2015 reflect a decrease in total operating expenses and an increase in total revenues when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2015 increased by $13 thousand, or 2%, as compared to the prior year period. The net increase in total revenues was largely attributable to a gain recognized on the sale of lease assets and early termination of notes partially offset by decreases in operating lease revenues and gain on sales or dispositions of securities.

The gain recognized on the sales of lease assets and early termination of notes during the current year period totaled $304 thousand as compared to a loss of $26 thousand recognized during the prior year period. The $330 thousand favorable variance was due to higher volume and a change in mix of assets sold.

Partially offsetting the aforementioned increase in gains realized from sales of lease assets and early termination of notes were decreases in operating lease revenues and gain on sales or dispositions of securities totaling $274 thousand and $29 thousand, respectively. The decrease in operating lease revenue was primarily a result of continued run-off and sales of lease assets; while the reduction in gains on sales or dispositions of securities was attributable to prior year period gains realized from the net exercise of certain warrants. There were no such net exercises of warrants during the current year period.

Expenses

Total operating expenses for the second quarter of 2015 decreased by $125 thousand, or 24%, as compared to the prior year period. The net reduction in total operating expenses was primarily due to decreases in depreciation expense, interest expense and cost reimbursements to AFS offset, in part, by an increase in taxes on income and franchise fees.

The decrease in depreciation expense totaled $110 thousand and was largely due to continued run-off and sales of lease assets. Interest expense decreased by $14 thousand mainly due to a $971 thousand decline in outstanding borrowings since June 30, 2014; and, cost reimbursements to AFS declined by $13 thousand primarily due to lower costs allocated by the Manager based on the Company’s declining asset base and operations.

Partially offsetting the aforementioned decreases in expenses was a $25 thousand increase in taxes on income and franchise fees. Such increase was attributable to a higher estimated tax liability associated with an increase in gains on sales of lease assets.

The six months ended June 30, 2015 versus the six months ended June 30, 2014

The Company had net income of $720 thousand and $785 thousand for the six months ended June 30, 2015 and 2014, respectively. Results for the first half of 2015 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2015 declined by $297 thousand, or 16%, as compared to the prior year period. The net reduction in total revenues was largely attributable to decreases in operating lease revenues partially offset by an increase in gains on sales of lease assets and early termination of notes.

The decrease in operating lease revenues totaled $606 thousand and was primarily a result of continued run-off and sales of lease assets; while the increase in gains realized on sales of lease assets and early termination of notes totaled $299 thousand and was a result of a change in mix of assets sold.

Expenses

Total expenses for the first six months of 2015 decreased by $228 thousand, or 20%, as compared to the prior year period. The net reduction in total expenses was primarily due to decreases in depreciation expense, interest expense and asset management fees paid to AFS offset, in part, by an increase in taxes on income and franchise fees.

The decrease in depreciation expense totaled $222 thousand and was primarily a result of continued run-off and sales of lease assets. Interest expense decreased by $30 thousand mainly due to a $971 thousand decline in outstanding borrowings since June 30, 2014; and, asset management fees paid to AFS declined by $25 thousand primarily due to the continued decline in managed assets and related rents.

Partially offsetting the aforementioned decreases in expenses was a $71 thousand increase in taxes on income and franchise fees. Such increase was attributable to a higher estimated tax liability associated with an increase in gains on sales of lease assets.

Capital Resources and Liquidity

At June 30, 2015 and December 31, 2014, the Company’s cash and cash equivalents totaled $4.7 million and $4.8 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net cash provided by (used in):
Operating activities	$202	$478	$547	$1,210
Investing activities	387	171	653	1,465
Financing activities	(206)	(358)	(1,253)	(1,595)
Net increase (decrease) in cash and cash equivalents	$383	$291	$(53)	$1,080

The three months ended June 30, 2015 versus the three months ended June 30, 2014

During the three months ended June 30, 2015 and 2014, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $337 thousand and $109 thousand of cash flows from the sale or disposition of equipment and early termination of certain notes during the respective three months ended June 30, 2015 and 2014.

During the same respective periods, cash was primarily used to pay down $206 thousand and $358 thousand of debt, and to pay invoices related to management fees and expenses, and other payables.

The six months ended June 30, 2015 versus the six months ended June 30, 2014

During the six months ended June 30, 2015 and 2014, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $558 thousand and $1.3 million of cash flows from the sale or disposition of equipment and early termination of certain notes during the respective six months ended June 30, 2015 and 2014.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member. Total distributions paid to Members amounted to $845 thousand for each of the six months ended June 30, 2015 and 2014. In addition, cash was also used to pay down $408 thousand and $750 thousand of debt, and to pay invoices related to management fees and expenses, and other payables.

Non-Recourse Long-Term Debt

As of June 30, 2015 and December 31, 2014, the Company had non-recourse long-term debt totaling $231 thousand and $639 thousand, respectively. Such non-recourse notes payable do not contain any material financial covenants. The notes are secured by a lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders have recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2015, the Company had no commitments to purchase lease assets or fund loans.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The board will also allow companies to adopt the standard as of the original effective date, which is January 2017, if they are inclined to do so. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has evaluated the impact of the new standard on its financial statements and has determined that such impact is virtually non-existent as the new revenue guideline does not affect revenues from leases, which comprise the majority of the Company’s revenues.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2015

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