Form 10-K
period 2015-12-31
ATEL Capital Equipment Fund XI, LLC
filed 2016-03-30
CIK 1297667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2015
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 29, 2016 was 5,209,307.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through December 31, 2015 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of December 31, 2015, 5,209,307 Units were issued and outstanding.

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

The Company only purchased equipment under pre-existing leases or for which a lease would be entered into concurrently at the time of the purchase. Through December 31, 2015, the Company had purchased equipment with a total acquisition price of $67.5 million. The Company had also loaned $14.5 million for notes receivable secured by various assets.

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

During 2015 and 2014, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2015	2014
Union Pacific	Transportation	45%	32%
Kirby Inland Marine, LP	Marine vessels	14%	*
Aircraft Service International, Inc.	Aviation	10%	*
Nomac Drilling, LLC	Mining	*	17%
*	Less than 10%

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

The primary geographic regions in which the Company seeks leasing and financing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by region, of the Company’s total revenues for the years ended December 31, 2015 and 2014:

Geographic area	2015	2014
North America	99%	99%
Europe	1%	1%

The business of the Company is not seasonal.

The Company has no full time employees. AFS’ employees and affiliates provide the services the Company requires to effectively operate. The cost of these services is reimbursed by the Company to AFS and affiliates per the Operating Agreement.

Equipment Leasing Activities

The Company has acquired a diversified portfolio of equipment. The equipment has been leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2015 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$20,589	30.48%
Construction	12,649	18.73%
Transportation, other	12,290	18.19%
Transportation, rail	11,924	17.65%
Mining	2,893	4.28%
Logging and lumber	2,001	2.96%
Aviation	1,658	2.45%
Marine vessels	1,415	2.09%
Manufacturing	1,172	1.74%
Other	958	1.43%
	$67,549	100.00%

Industry Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$11,924	17.65%
Transportation services	11,460	16.97%
Manufacturing	9,390	13.90%
Paper products	8,886	13.15%
Mining	8,610	12.75%
Health services	4,967	7.35%
Food products	3,795	5.62%
Natural gas	2,893	4.28%
Chemical products	2,139	3.17%
Wood/Lumber products	1,677	2.48%
Other	1,808	2.68%
	$67,549	100.00%

From inception to December 31, 2015, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$19,891	$3,693	$22,225
Construction	11,874	8,728	6,719
Transportation, other	10,870	2,077	11,584
Mining	2,893	1,908	2,517
Logging and lumber	2,001	739	1,805
Transportation, rail	1,422	756	1,318
Manufacturing	496	96	736
Other	723	106	1,134
	$50,170	$18,103	$48,038

For further information regarding the Company’s equipment lease portfolio as of December 31, 2015, see Note 5 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company finances a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2015 and the industries to which the assets have been financed (dollars in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Computer equipment	$7,023	48.38%
Office furniture/Fixtures and other assets	4,120	28.38%
Storage facility	2,503	17.24%
Research	504	3.47%
Manufacturing	367	2.53%
	$14,517	100.00%

Industry of Borrower	Amount Financed Excluding Acquisition Fees	Percentage of Total Fundings
Business services	$4,326	29.80%
Communications	3,369	23.21%
Health services	2,833	19.52%
Manufacturing	2,503	17.24%
Electronics	1,119	7.71%
Engineering	367	2.52%
	$14,517	100.00%

From inception to December 31, 2015, assets financed by the Company that are associated with terminated loans are as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Disposition Proceeds	Total Payments Received
Computer equipment	$7,239	$2,475	$5,901
Office furniture/Fixtures and other assets	3,904	883	3,734
Storage facility	2,503	—	3,623
Research	504	—	612
Manufacturing	367	19	424
	$14,517	$3,377	$14,294

For further information regarding the Company’s notes receivable portfolio as of December 31, 2015, see Note 4 to the financial statements, Notes receivable, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2015, a total of 1,218 investors were Unitholders of record in the Company.

Unit Valuation

In order to permit custodial fiduciaries who hold Units to satisfy their annual reporting requirements, AFS estimated the value per Unit of the Company’s assets as of December 31, 2015. AFS calculated the estimated liquidation proceeds that would be realized by the Company, assuming an orderly disposition of all of the Company’s assets as of December 31, 2015, by estimating the aggregate net asset value of the Company. The valuation does not take into account any future business activity of the Company; rather it is a snapshot view of the Fund’s portfolio as of the valuation date.

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

After calculating the aggregate estimated disposition proceeds, AFS then calculated the portion of the aggregate estimated value of the Company assets that would be distributed to Unitholders on liquidation of the Company, and divided the total so distributable by the number of outstanding Units. As of December 31, 2015, the value of the Company’s assets, calculated on this basis, was approximately $1.83 per Unit. The aforementioned valuation was performed solely for custodial purposes described above. There is no market for the Units, and, accordingly, this value does not represent an estimate of the amount a Unitholder would receive if he were to seek to sell his Units. Furthermore, there can be no assurance as to the amount the Company may actually receive if and when it seeks to liquidate its assets or the amount of lease payments and equipment disposition proceeds it will actually receive over the remaining term of the Company.

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

Since July 2013, the Company adopted a semi-annual distribution cycle consistent with a fund in liquidation. The Company made semi-annual distributions at a rate of $0.15 and $0.25 per Unit at June and December 2015, respectively. In addition, the Company made a special distribution at a rate of $0.30 per Unit in June 2015. The Company made semi-annual distributions at a rate of $0.15 per Unit at both June and December 2014. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

The following table presents summarized information regarding distributions to members other than the Managing Member (“Other Members”):

	2015	2014(1)
Net income per Unit, based on weighted average Unit outstanding	$0.19	$0.31
Return of investment	0.51	—
Distributions declared per Unit, based on weighted average Other Member Units outstanding	0.70	0.30
Differences due to timing of distributions	—	—
Actual distributions paid per Unit	$0.70	$0.30

(1)	Net income per Unit for 2014 was in excess of total scheduled semi-annual distributions declared during the year by $0.01 per Unit.

Item 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to present selected financial data in accordance with item 301(c) of Regulation S-K.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

As of December 31, 2015 and 2014, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	2015	2014
Transportation, rail	66%	61%
Manufacturing	23%	25%
Transportation, other	10%	12%

As previously mentioned, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, during 2015 and 2014 as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2015	2014
Union Pacific	Transportation	45%	32%
Kirby Inland Marine, LP	Marine vessels	14%	*
Aircraft Service International, Inc.	Aviation	10%	*
Nomac Drilling, LLC	Mining	*	17%
*	Less than 10%

These percentages are not expected to be comparable in future periods due to anticipated changes in the mix of investments and/or lessees as a result of normal business activities.

It is the Company’s objective to maintain a 100% utilization rate for all equipment purchased in any given year. All equipment transactions are acquired subject to binding lease commitments, so equipment utilization is expected to remain high throughout the reinvestment stage. Initial lease terms of these leases are generally from 36 to 120 months, and as they expire, the Company will attempt to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s leased property was acquired in the years 2005 through 2011. The utilization percentage of existing assets under lease was 100% as of December 31, 2015 and 2014.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2015 and 2014, the Company has not exceeded the annual and/or cumulative limitations discussed above.

2015 versus 2014

The Company had net income of $1.3 million and $1.7 million for the years ended December 31, 2015 and 2014, respectively. Results for 2015 reflect decreases in both total revenues and total operating expenses when compared to the prior year.

Revenues

Total revenues for 2015 decreased by $1.1 million, or 29%, as compared to the prior year. The net reduction in total revenues was largely attributable to decreases in operating lease revenues and gain on sales of lease assets and early termination of notes offset, in part, by an increase in other revenue.

The decrease in operating lease revenues totaled $1.1 million and was primarily a result of continued run-off and sales of lease assets. The decrease in gains recognized on sales of lease assets and early termination of notes totaled $82 thousand and was attributable to lower volume and a change in the mix of assets sold.

The aforementioned decreases in revenues were partially offset by a $115 thousand increase in other revenue, which was attributable to additional billing for excess wear and tear on certain returned equipment, a termination fee on an early buyout of an operating lease, and a recovery of certain property taxes during the current year period.

Expenses

Total expenses for 2015 decreased by $691 thousand, or 32%, as compared to the prior year. The net reduction in total expenses was primarily due to decreases in depreciation expense, provision for losses on investment in securities, and interest expense partially offset by an increase in taxes on income and franchise fees.

The decrease in depreciation expense totaled $471 thousand and was primarily a result of continued run-off and sales of lease assets. The provision for losses on investment in securities declined by $172 thousand due to a current year reduction in fair value adjustments relative to impaired securities; and, interest expense decreased by $54 thousand primarily as a result of a $639 thousand decline in outstanding borrowings since December 31, 2014.

The aforementioned decreases in expenses were partially offset by a $73 thousand increase in taxes on income and franchise fees. Such increase was attributable to a higher estimated tax liability based upon a prior year increase in gains on sales of lease assets.

Capital Resources and Liquidity

At December 31, 2015 and 2014, the Company’s cash and cash equivalents totaled $3.1 million and $4.8 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2015	2014
Net cash provided by (used in):
Operating activities	$1,154	$2,589
Investing activities	1,202	3,789
Financing activities	(4,018)	(3,003)
Net (decrease) increase in cash and cash equivalents	$(1,662)	$3,375

2015 versus 2014

During 2015 and 2014, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $837 thousand and $3.5 million of cash flows from the sale or disposition of equipment and early termination of certain notes, and the disposition of investment securities during the respective years ended December 31, 2015 and 2014.

During the same respective years, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling a combined $3.4 million and $1.7 million; and to pay down debt totaling $639 thousand and $1.3 million.

Non-Recourse Long-Term Debt

As of December 31, 2015, all of the Company’s non-recourse long-term debt have been fully settled. As of December 31, 2014, the Company’s outstanding non-recourse long-term debt totaled $639 thousand. Such non-recourse notes payable did not contain any material financial covenants. The notes were secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders had recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

For detailed information on the Company’s debt obligations, see Note 7 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. Since July 2013, the Company adopted a semi-annual distribution cycle consistent with a fund in liquidation. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2015, the Company had no commitments to purchase lease assets or fund loans.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 14 through 33.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund XI, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund XI, LLC (the “Company”) as of December 31, 2015 and 2014, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund XI, LLC as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
San Francisco, California March 29, 2016

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

DECEMBER 31, 2015 AND 2014
(In Thousands)

	2015	2014
ASSETS
Cash and cash equivalents	$3,132	$4,794
Accounts receivable, net of allowance for doubtful accounts of $1 as of December 31, 2015 and $0 as of December 31, 2014	156	126
Notes receivable, net of unearned interest income of $0 as of December 31, 2015 and $22 as of December 31, 2014	—	332
Investment in securities	38	41
Fair value of warrants	27	—
Investments in equipment and leases, net of accumulated depreciation of $13,316 as of December 31, 2015 and $14,032 as of December 31, 2014	2,712	3,795
Prepaid expenses and other assets	31	32
Total assets	$6,096	$9,120
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$106	$67
Accrued distributions to Other Members	1,303	781
Other	80	289
Non-recourse debt	—	639
Unearned operating lease income	14	83
Total liabilities	1,503	1,859
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	4,593	7,261
Total Members’ capital	4,593	7,261
Total liabilities and Members’ capital	$6,096	$9,120

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)

	2015	2014
Revenues:
Leasing and lending activities:
Operating leases	$1,826	$2,974
Direct financing leases	10	27
Interest on notes receivable	22	35
Gain on sales of lease assets and early termination of notes	676	758
Gain on sales or dispositions of investment in securities	—	30
Unrealized gain on fair valuation of warrants	27	—
Other	209	94
Total revenues	2,770	3,918
Expenses:
Depreciation of operating lease assets	878	1,349
Asset management fees to Managing Member	116	137
Cost reimbursements to Managing Member and/or affiliates	176	220
Provision for (reversal of) credit losses	1	(2)
Provision for losses on investment in securities	6	178
Amortization of initial direct costs	9	15
Interest expense	13	67
Professional fees	115	110
Outside services	33	33
Taxes on income and franchise fees	102	29
Other	49	53
Total operating expenses	1,498	2,189
Other income (loss), net	2	(2)
Net income	$1,274	$1,727
Net income:
Managing Member	$295	$127
Other Members	979	1,600
	$1,274	$1,727
Net income per Limited Liability Company Unit (Other Members)	$0.19	$0.31
Weighted average number of Units outstanding	5,209,307	5,209,307

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2013	5,209,307	$7,224	$—	$7,224
Distributions to Other Members ($0.30 per Unit)	—	(1,563)	—	(1,563)
Distributions to Managing Member	—	—	(127)	(127)
Net income	—	1,600	127	1,727
Balance December 31, 2014	5,209,307	7,261	—	7,261
Distributions to Other Members ($0.70 per Unit)	—	(3,647)	—	(3,647)
Distributions to Managing Member	—	—	(295)	(295)
Net income	—	979	295	1,274
Balance December 31, 2015	5,209,307	$4,593	$—	$4,593

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(In Thousands)

	2015	2014
Operating activities:
Net income	$1,274	$1,727
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(676)	(758)
Depreciation of operating lease assets	878	1,349
Amortization of initial direct costs	9	15
Provision for (reversal of) credit losses	1	(2)
Provision for losses on investment in securities	6	178
Gain on sales or dispositions of investment in securities	—	(30)
Unrealized gain on fair valuation of warrants	(27)	—
Changes in operating assets and liabilities:
Accounts receivable	(31)	15
Prepaid expenses and other assets	1	(2)
Accounts payable, Managing Member	(3)	(6)
Accounts payable, other	(209)	132
Unearned operating lease income	(69)	(29)
Net cash provided by operating activities	1,154	2,589
Investing activities:
Purchase of securities	(3)	—
Proceeds from sales of lease assets and early termination of notes	837	3,505
Proceeds from sales or dispositions of investment in securities	—	30
Principal payments received on direct financing leases	36	68
Principal payments received on notes receivable	332	186
Net cash provided by investing activities	1,202	3,789
Financing activities:
Repayments under non-recourse debt	(639)	(1,313)
Distributions to Other Members	(3,125)	(1,563)
Distributions to Managing Member	(254)	(127)
Net cash used in financing activities	(4,018)	(3,003)
Net (decrease) increase in cash and cash equivalents	(1,662)	3,375
Cash and cash equivalents at beginning of year	4,794	1,419
Cash and cash equivalents at end of year	$3,132	$4,794
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$17	$73
Cash paid during the year for taxes	$85	$39
Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$1,303	$781
Distributions payable to Managing Member at year-end	$105	$64

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through December 31, 2015 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of December 31, 2015, 5,209,307 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2015 and 2014, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2015, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2015 and 2014 and long-lived assets as of December 31, 2015 and 2014 (dollars in thousands):

	For The Year Ended December 31,
	2015	% of Total	2014	% of Total
Revenue
United States	$2,742	99%	$3,873	99%
United Kingdom	28	1%	45	1%
Total International	28	1%	45	1%
Total	$2,770	100%	$3,918	100%

	As of December 31,
	2015	% of Total	2014	% of Total
Long-lived assets
United States	$2,709	100%	$3,792	100%
United Kingdom	3	0%	3	0%
Total International	3	0%	3	0%
Total	$2,712	100%	$3,795	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, a fair value adjustment of $6 thousand was recorded during 2015 relative to an impaired investment. By comparison, fair value adjustments totaled $178 thousand during 2014. There were no sales or dispositions of securities during both 2015 and 2014.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. During 2015, the Company recorded unrealized gains of $27 thousand on fair valuation of its warrants. As of December 31, 2015, the Company’s portfolio of warrants had an estimated fair value of $27 thousand. At

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

December 31, 2014, the Managing Member estimated the fair value of the warrants to be nominal in amount. There were no net exercises of warrants during the current year. By comparison, the Company realized gains of $30 thousand on the net exercise of certain warrants during 2014.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company’s foreign currency translations gains and losses were nominal during 2015 and 2014.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Review Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states, which levy income taxes on partnerships. For the years ended December 31, 2015 and 2014, the current provision for state income taxes was approximately $102 thousand and $29 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2015 and 2014 as follows (in thousands):

	2015	2014
Financial statement basis of net assets	$4,593	$7,261
Tax basis of net assets (unaudited)	11,466	12,697
Difference	$(6,873)	$(5,436)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax returns (unaudited) for the years ended December 31, 2015 and 2014, respectively (in thousands):

	2015	2014
Net income per financial statements	$1,274	$1,727
Tax adjustments (unaudited):
Adjustment to depreciation expense	641	610
Provision for doubtful accounts	1	(2)
Adjustments to revenues	113	180
Adjustments to gain on sales of assets	116	2,426
Other	3	4
Income per federal tax return (unaudited)	$2,148	$4,945

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

As of December 31, 2015 and 2014, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	2015	2014
Transportation, rail	66%	61%
Manufacturing	23%	25%
Transportation, other	10%	12%

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers: - (continued)

During 2015 and 2014, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2015	2014
Union Pacific	Transportation	45%	32%
Kirby Inland Marine, LP	Marine vessels	14%	*
Aircraft Service International, Inc.	Aviation	10%	*
Nomac Drilling, LLC	Mining	*	17%
*	Less than 10%

4. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of December 31, 2014, only one note receivable remained unsettled with a net outstanding balance of $332 thousand, an annual interest rate of 8.51%, and a maturity date of January 1, 2016. Such note was fully settled in December 2015.

5. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2014	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2015
Net investment in operating leases	$3,720	$(154)	$(878)	$2,688
Net investment in direct financing leases	50	(5)	(36)	9
Assets held for sale or lease, net	1	(1)	—	—
Initial direct costs, net of accumulated amortization of $27 at December 31, 2015 and $29 at December 31, 2014	24	—	(9)	15
Total	$3,795	$(160)	$(923)	$2,712

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

As a result of these reviews, management determined that no impairment losses existed during the years ended December 31, 2015 and 2014.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $878 thousand and $1.3 million for the respective years ended December 31, 2015 and 2014. IDC amortization expense related to the Company’s operating and direct financing leases totaled $9 thousand and $15 thousand for 2015 and 2014, respectively.

All of the leased property was acquired during the years 2005 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2014	Additions	Reclassifications or Dispositions	Balance December 31, 2015
Transportation, rail	$10,907	$—	$(404)	$10,503
Aviation	1,658	—	—	1,658
Transportation, other	1,543	—	(68)	1,475
Marine vessels	1,415	—	—	1,415
Manufacturing	467	—	—	467
Materials handling	1,252	—	(914)	338
Construction	498	—	(350)	148
Other	11	—	(11)	—
	17,751	—	(1,747)	16,004
Less accumulated depreciation	(14,031)	(878)	1,593	(13,316)
Total	$3,720	$(878)	$(154)	$2,688

The average estimated residual value for assets on operating leases was 8% and 15% of the assets’ original cost at December 31, 2015 and 2014, respectively. There were no operating lease contracts placed in non-accrual status at December 31, 2015 and 2014.

Direct financing leases:

As of December 31, 2015 and 2014, investment in direct financing leases primarily consists of construction equipment. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Total minimum lease payments receivable	$11	$57
Estimated residual values of leased equipment (unguaranteed)	1	6
Investment in direct financing leases	12	63
Less unearned income	(3)	(13)
Net investment in direct financing leases	$9	$50

There were no investment in direct financing lease assets in non-accrual status at December 31, 2015 and 2014.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

5. Investments in equipment and leases, net: - (continued)

At December 31, 2015, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Year ending December 31, 2016	$1,025	$11	$1,036
2017	895	—	895
2018	429	—	429
2019	323	—	323
2020	265	—	265
Thereafter	79	—	79
	$3,016	$11	$3,027

The useful lives for each category of leases is reviewed at a minimum of once per quarter. At both December 31, 2015 and 2014, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2015, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

6. Related party transactions: - (continued)

AFS and/or affiliates earned fees and billed for reimbursements pursuant to the Operating Agreement as follows during each of the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Costs reimbursed to Managing Member and/or affiliates	$176	$220
Asset management fees to Managing Member	116	137
	$292	$357

7. Non-recourse debt:

At December 31, 2015, all of the Company’s outstanding non-recourse debt have been settled. At December 31, 2014, non-recourse debt consisted of notes payable to financial institutions, all maturing during 2015. The notes were due in monthly installments. Interest on the notes was at a fixed rate of 5.95%. The notes were secured by assignments of lease payments and pledges of assets. At December 31, 2014, gross lease rentals totaled approximately $623 thousand over the remaining lease terms; and the carrying value of the pledged assets is approximately $1.7 million.

The non-recourse debt did not contain any material financial covenants. The debt was secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders had recourse only to the following collateral: the specific leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items. The non-recourse obligation was payable solely out of the respective specific security and the Company did not guarantee (nor was the Company otherwise contractually responsible for) the payment of the non-recourse debt as a general obligation or liability of the Company. Although the Company did not have any direct or general liability in connection with the non-recourse debt apart from the security granted, the Company was directly and generally liable and responsible for certain representations, warranties, and covenants made to the lenders, such as warranties as to genuineness of the transaction parties’ signatures, as to the genuineness of the respective lease chattel paper or the transaction as a whole, or as to the Company’s good title to or perfected interest in the secured collateral, as well as similar representations, warranties and covenants typically provided by non-recourse borrowers and customary in the equipment finance industry, and were viewed by such industry as being consistent with non-recourse discount financing obligations. Accordingly, as there were no financial covenants or ratios imposed on the Company in connection with the non-recourse debt, the Company determined that there were no material covenants with respect to the non-recourse debt that warrant footnote disclosure.

8. Commitments:

At December 31, 2015, the Company had no commitments to either purchase lease assets or fund loans.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

10. Members’ capital:

Units issued and outstanding were 5,209,307 at both December 31, 2015 and 2014. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated sales of Units effective April 30, 2006.

The Company has the right, exercisable in the Manager’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given circumstances, in the event that the Manager deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs. There were no Units repurchased during 2015 and 2014.

During the years ended December 31, 2015 and 2014, distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2015	2014
Distributions	$3,647	$1,563
Weighted average number of Units outstanding	5,209,307	5,209,307
Weighted average distributions per Unit	$0.70	$0.30

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

At December 31, 2015 and 2014, only the Company’s warrants were measured on a recurring basis. During the same comparative years, the Company recorded non-recurring adjustments to reduce the cost basis of certain impaired investment securities.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2015, the calculated fair value of the Fund’s warrant portfolio approximated $27 thousand. As of December 31, 2014, the Company estimated the fair value of the warrants to be nominal in amount. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
Balance at December 31, 2014	$—
Unrealized gain on warrants, net recorded during the year	27
Balance at December 31, 2015	$27

Impaired investment securities (non-recurring)

The Company’s investment securities are not registered for public sale and are carried at cost. The investment securities are adjusted for impairment, if any, based upon factors which include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

During 2015, the Company recorded a fair value adjustment of $6 thousand to reduce the cost basis of an impaired investment security. The reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee, which indicated reduced growth opportunity and eventual reduction in cash flows and revenues.

By comparison, during 2014, a fair value adjustment of $178 thousand was recorded to reduce the cost basis of an impaired investment security to zero. The 100% reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee. Such information indicated significantly reduced operating cash flows and revenues, and, to date, an unsuccessful attempt to sell the investee.

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy.

As of December 31, 2014, the Fund’s impaired investment security had no value. The following table presents the fair value measurements of impaired investment securities measured at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurements fall at December 31, 2015 (in thousands):

	December 31, 2015	Level 1 Estimated Fair Value	Level 2 Estimated Fair Value	Level 3 Estimated Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired investment securities	$4	$—	$—	$4

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

11. Fair value measurements: - (continued)

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at December 31, 2015 and 2014:

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.35 – $1.25
			Exercise price	$0.91 – $1.25
			Time to maturity (in years)	2.41 – 2.75
			Risk-free interest rate	1.16% – 1.25%
			Annualized volatility	100.00%
Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

December 31, 2014
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

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

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2015 and 2014 (in thousands):

	Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,132	$3,132	$—	$—	$3,132
Investment in securities	38	—	—	38	38
Fair value of warrants	27	—	—	27	27

	Fair Value Measurements at December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$4,794	$4,794	$—	$—	$4,794
Notes receivable, net	332	—	—	332	332
Investment in securities	41	—	—	41	41
Financial liabilities:
Non-recourse debt	639	—	—	652	652

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2015. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2015.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 65, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 62, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 57, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2015.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Managing Member, AFS, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2015 and 2014 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ASC, an affiliate of AFS.

Through December 31, 2015, $4.7 million of such commissions had been paid to AFS or its affiliate. Of that amount, $3.9 million has been re-allowed to other broker/dealers.

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

Under the NASAA Equipment Leasing Guidelines, the Fund is required to commit a minimum percentage of the Gross Proceeds to Investment in Equipment, calculated as the greater of: (i) 80% of the Gross Proceeds reduced by 0.0625% for each 1% of indebtedness encumbering the Fund’s equipment; or (ii) 75% of such Gross Proceeds. The Fund intends to incur total indebtedness equal to 50% of the aggregate cost of its equipment. The Operating Agreement requires the Fund to commit at least 85.875% of the Gross Proceeds to Investment in Equipment. Based on the formula in the NASAA Guidelines, the Fund’s minimum Investment in Equipment would equal 76.875% of Gross Proceeds (80% - [50% × .0625%] = 76.875%), and the Fund’s minimum Investment in Equipment would therefore exceed the NASAA Fee Limitation minimum by 9%.

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

Managing Member’s Interest in Operating Proceeds

AFS receives an allocation of all 7.5% of all Company net income, net loss and investment tax credits corresponding to its Carried Interest in Distributions and the remaining 92.5% is allocated among the Members. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2015 and 2014.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2015, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2015 and 2014, the Company incurred audit fees with its principal auditors totaling $69 thousand and $66 thousand, respectively.

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

Date: March 29, 2016

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 29, 2016
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 29, 2016
/s/ Samuel Schussler Samuel Schussler	Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 29, 2016

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.