Form 10-Q
period 2016-06-30
ATEL Capital Equipment Fund XI, LLC
filed 2016-08-12
CIK 1297667

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2016

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

The number of Limited Liability Company Units outstanding as of July 31, 2016 was 5,209,307.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

JUNE 30, 2016 AND DECEMBER 31, 2015
(In Thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,496	$3,132
Accounts receivable, net	121	156
Investment in securities	22	38
Fair value of warrants	10	27
Investments in equipment and leases, net	2,412	2,712
Prepaid expenses and other assets	26	31
Total assets	$5,087	$6,096
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$94	$106
Accrued distributions to Other Members	1,303	1,303
Other	59	80
Unearned operating lease income	20	14
Total liabilities	1,476	1,503
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	3,611	4,593
Total Members’ capital	3,611	4,593
Total liabilities and Members’ capital	$5,087	$6,096

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2016 AND 2015
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Leasing and lending activities:
Operating leases	$298	$485	$618	$1,028
Direct financing leases	1	3	2	7
Interest on notes receivable	—	6	—	12
Gain on sales of lease assets and early termination of notes	19	304	289	443
Unrealized loss on fair valuation of warrants	—	—	(17)	—
Other	1	2	4	128
Total revenues	319	800	896	1,618
Expenses:
Depreciation of operating lease assets	99	255	202	519
Asset management fees to Managing Member	17	21	49	51
Cost reimbursements to Managing Member and/or affiliates	33	51	66	100
Provision for (reversal of) credit losses	—	4	(1)	4
Impairment losses on investment in securities	—	—	16	—
Amortization of initial direct costs	2	3	4	5
Interest expense	—	4	—	12
Professional fees	14	13	94	87
Outside services	10	6	25	19
Taxes on income and franchise fees	—	29	—	82
Other	6	9	16	21
Total operating expenses	181	395	471	900
Other income, net	—	3	1	2
Net income	$138	$408	$426	$720
Net income:
Managing Member	$105	$190	$105	$190
Other Members	33	218	321	530
	$138	$408	$426	$720
Net income per Limited Liability Company Unit (Other Members)	$0.01	$0.04	$0.06	$0.10
Weighted average number of Units outstanding	5,209,307	5,209,307	5,209,307	5,209,307

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2015
AND FOR THE SIX MONTHS ENDED JUNE 30, 2016
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2014	5,209,307	$7,261	$—	$7,261
Distributions to Other Members ($0.70 per Unit)	—	(3,647)	—	(3,647)
Distributions to Managing Member	—	—	(295)	(295)
Net income	—	979	295	1,274
Balance December 31, 2015	5,209,307	4,593	—	4,593
Distributions to Other Members ($0.25 per Unit)	—	(1,303)	—	(1,303)
Distributions to Managing Member	—	—	(105)	(105)
Net income	—	321	105	426
Balance June 30, 2016 (Unaudited)	5,209,307	$3,611	$—	$3,611

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2016 AND 2015
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating activities:
Net income	$138	$408	$426	$720
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(19)	(304)	(289)	(443)
Depreciation of operating lease assets	99	255	202	519
Amortization of initial direct costs	2	3	4	5
Provision for (reversal of) credit losses	—	4	(1)	4
Provision for losses on investment in securities	—	—	16	—
Unrealized loss on fair valuation of warrants	—	—	17	—
Changes in operating assets and liabilities:
Accounts receivable	48	55	36	(16)
Prepaid expenses and other assets	2	2	5	6
Accounts payable, Managing Member	(55)	(39)	(12)	2
Accounts payable, other	(27)	(46)	(21)	(186)
Unearned operating lease income	(125)	(136)	6	(64)
Net cash provided by operating activities	63	202	389	547
Investing activities:
Purchase of securities	—	—	—	(3)
Proceeds from sales of lease assets and early termination of notes	90	337	377	558
Principal payments received on direct financing leases	3	14	6	27
Principal payments received on notes receivable	—	36	—	71
Net cash provided by investing activities	93	387	383	653
Financing activities:
Repayments under non-recourse debt	—	(206)	—	(408)
Distributions to Other Members	—	—	(1,303)	(781)
Distributions to Managing Member	—	—	(105)	(64)
Net cash used in financing activities	—	(206)	(1,408)	(1,253)
Net increase (decrease) in cash and cash equivalents	156	383	(636)	(53)
Cash and cash equivalents at beginning of period	2,340	4,358	3,132	4,794
Cash and cash equivalents at end of period	$2,496	$4,741	$2,496	$4,741
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$5	$—	$14
Cash paid during the period for taxes	$21	$85	$21	$85
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$1,303	$2,344	$1,303	$2,344
Distributions payable to Managing Member at period-end	$105	$190	$105	$190

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

As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through June 30, 2016 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of June 30, 2016, 5,209,307 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2016 up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2016 and 2015 and long-lived assets as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	For The Six Months Ended June 30,
	2016	% of Total	2015	% of Total
Revenue
United States	$886	99%	$1,604	99%
United Kingdom	10	1%	14	1%
Total International	10	1%	14	1%
Total	$896	100%	$1,618	100%

	As of June 30,		As of December 31,
	2016	% of Total	2015	% of Total
Long-lived assets
United States	$2,410	100%	$2,709	100%
United Kingdom	2	0%	3	0%
Total International	2	0%	3	0%
Total	$2,412	100%	$2,712	100%

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, a fair value adjustment of $16 was recorded during the six months ended June 30, 2016 to reduce the cost basis of an impaired investment security to zero. No such fair value adjustment was deemed necessary for the three months ended June 30, 2016 and the three and six months ended June 30, 2015. There were no sales or dispositions of securities during the three and six months ended June 30, 2016 and 2015.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the six months ended June 30, 2016, the Company recorded unrealized losses of $17 thousand to adjust its warrants to fair value. There were no unrealized gains or losses recorded on its warrants during the three months ended June 30, 2016 and the prior year period. As of June 30, 2016 and December 31, 2015, the estimated fair value of the Company’s portfolio of warrants amounted to $10 thousand and $27 thousand, respectively. There were no exercises of warrants, net or otherwise, during the three and six months ended June 30, 2016 and 2015.

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

Fair Value:

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

Recent accounting pronouncements:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The main objective of this Update is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018. Management is currently evaluating the standard and its operational and related disclosure requirements.

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

3. Notes receivable, net:

The Company has had various notes receivable from borrowers who have financed the purchase of equipment through the Company. The notes were secured by the equipment financed. As of June 30, 2016 and December 31, 2015, the notes have been fully settled.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2015	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2016
Net investment in operating leases	$2,688	$(90)	$(201)	$2,397
Net investment in direct financing leases	9	—	(6)	3
Assets held for sale or lease, net	—	2	(1)	1
Initial direct costs, net of accumulated amortization of $32 at June 30, 2016 and $27 at December 31, 2015	15	—	(4)	11
Total	$2,712	$(88)	$(212)	$2,412

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2016 and 2015.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $99 thousand and $255 thousand for the respective three months ended June 30, 2016 and 2015, and $202 thousand and $519 thousand for the respective six months ended June 30, 2016 and 2015.

Initial direct costs amortization expense related to the Company’s operating and direct financing leases amounted to $2 thousand and $3 thousand for the respective three months ended June 30, 2016 and 2015, and $4 thousand and $5 thousand for the respective six months ended June 30, 2016 and 2015.

All of the leased property was acquired during the years 2005 through 2011.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2015	Additions	Reclassifications or Dispositions	Balance June 30, 2016
Transportation, rail	$10,503	$—	$(492)	$10,011
Aviation	1,658	—	—	1,658
Marine vessels	1,415	—	—	1,415
Transportation, other	1,475	—	(126)	1,349
Materials handling	338	—	—	338
Manufacturing	467	—	(147)	320
Construction	148	—	(148)	—
	16,004	—	(913)	15,091
Less accumulated depreciation	(13,316)	(201)	823	(12,694)
Total	$2,688	$(201)	$(90)	$2,397

The average estimated residual value for assets on operating leases was 8% of the assets’ original cost at both June 30, 2016 and December 31, 2015. There were no operating lease contracts placed in non-accrual status at June 30, 2016 and December 31, 2015.

Direct financing leases:

As of June 30, 2016 and December 31, 2015, investment in direct financing leases consists of construction equipment. The components of the Company’s investment in direct financing leases as of June 30, 2016 and December 31, 2015 are as follows (in thousands):

	June 30, 2016	December 31, 2015
Total minimum lease payments receivable	$3	$11
Estimated residual values of leased equipment (unguaranteed)	1	1
Investment in direct financing leases	4	12
Less unearned income	(1)	(3)
Net investment in direct financing leases	$3	$9

There were no investments in direct financing lease assets in non-accrual status at June 30, 2016 and December 31, 2015.

At June 30, 2016, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

	Operating Leases	Direct Financing Leases	Total
Six months ending December 31, 2016	$496	$3	$499
Year ending December 31, 2017	894	—	894
2018	429	—	429
2019	322	—	322
2020	265	—	265
2021	79	—	79
	$2,485	$3	$2,488

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Investment in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of June 30, 2016, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows during the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Costs reimbursed to Managing Member and/or affiliates	$33	$51	$66	$100
Asset management fees to Managing Member	17	21	49	51
	$50	$72	$115	$151

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Commitments:

At June 30, 2016, the Company had no commitments to either purchase lease assets or fund loans.

7. Members’ capital:

A total of 5,209,307 Units were issued and outstanding as of June 30, 2016 and December 31, 2015. The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated sales of Units effective April 30, 2006.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Distributions	$1,303	$2,344	$1,303	$2,344
Weighted average number of Units outstanding	5,209,307	5,209,307	5,209,307	5,209,307
Weighted average distributions per Unit	$0.25	$0.45	$0.25	$0.45

The monthly distributions were discontinued in 2013 as the Company entered its liquidation phase. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

8. Fair value measurements:

At June 30, 2016 and December 31, 2015, only the Company’s warrants were measured on a recurring basis. In addition, certain investment securities deemed impaired were measured at fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015.

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2016 and December 31, 2015, the calculated fair value of the Company’s warrant portfolio approximated $10 thousand and $27 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The fair value of warrants that were accounted for on a recurring basis as of the three and six months ended June 30, 2016 and 2015 and classified as level 3 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fair value of warrants at beginning of period	$10	$—	$27	$—
Unrealized loss on fair valuation of warrants	—	—	(17)	—
Fair value of warrants at end of period	$10	$—	$10	$—

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Fair value measurements: - (continued)

During the first half of 2016, the Company recorded a $16 thousand fair value adjustment to reduce the cost basis of an impaired investment security to zero. The 100% reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee. Such information indicated a significantly reduced value as evidenced by the purchase price of the investee as contemplated in its acquisition terms.

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

As previously mentioned, the fair value of the investment security impaired during the first half of 2016 was zero as of June 30, 2016.

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at June 30, 2016 and December 31, 2015:

June 30, 2016
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.35 – $1.25
			Exercise price	$0.91 – $1.25
			Time to maturity (in years)	1.91 – 2.25
			Risk-free interest rate	0.57% – 0.61%
			Annualized volatility	100.00%
Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.35 – $1.25
			Exercise price	$0.91 – $1.25
			Time to maturity (in years)	2.41 – 2.75
			Risk-free interest rate	1.16% – 1.25%
			Annualized volatility	100.00%
Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Fair value measurements: - (continued)

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2016 and December 31, 2015 (in thousands):

	Fair Value Measurements at June 30, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$2,496	$2,496	$—	$—	$2,496
Investment in securities	22	—	—	22	22
Fair value of warrants	10	—	—	10	10

	Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,132	$3,132	$—	$—	$3,132
Investment in securities	38	—	—	38	38
Fair value of warrants	27	—	—	27	27

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

Results of Operations

The three months ended June 30, 2016 versus the three months ended June 30, 2015

The Company had net income of $138 thousand and $408 thousand for the three months ended June 30, 2016 and 2015, respectively. The results for the second quarter of 2016 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2016 decreased by $481 thousand, or 60%, as compared to the prior year period. Such decrease was largely attributable to decreases in gains recognized on the sale of lease assets and early termination of notes and operating lease revenues.

The gain recognized on the sales of lease assets during the current year period totaled $19 thousand as compared to $304 thousand during the prior year period. The $285 thousand unfavorable variance was due to lower volume and a change in the mix of assets sold.

The decrease in operating lease revenue of $187 thousand was primarily a result of continued run-off and sales of lease assets.

Expenses

Total operating expenses for the three months ended June 30, 2016 decreased by $214 thousand, or 54%, as compared to the prior year period. Such decrease was primarily due to reductions in depreciation expense and in taxes on income and franchise fees.

The decrease in depreciation expense totaled $156 thousand and was largely due to continued run-off and sales of lease assets. Taxes on income and franchise fees declined by $29 thousand largely due to a lower estimated tax liability based upon actual amounts paid in the prior year.

The six months ended June 30, 2016 versus the six months ended June 30, 2015

The Company had net income of $426 thousand and $720 thousand for the six months ended June 30, 2016 and 2015, respectively. The results for the second quarter of 2016 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first half of 2016 decreased by $722 thousand, or 45%, as compared to the prior year period. Such decrease was largely attributable to decreases in operating lease revenues and other revenue and in gains recognized on the sale of lease assets and early termination of notes.

Operating lease revenues declined by $410 thousand primarily as a result of continued portfolio run-off and sales of lease assets. Other revenue decreased by $124 thousand as the first quarter 2015 included a $92 thousand of deferred maintenance fees billed for excess wear and tear on certain returned equipment. There were no such fees billed during the current year period.

Gains recognized on the sales of lease assets and early termination of notes decreased by $154 thousand due to lower volume and a change in the mix of assets sold.

Expenses

Total operating expenses for the first six months of 2016 decreased by $429 thousand, or 48%, as compared to the prior year period. Such decrease was primarily due to reductions in depreciation expense and taxes on income and franchise fees.

The decrease in depreciation expense totaled $317 thousand and was largely due to continued portfolio run-off and sales of lease assets. Taxes on income and franchise fees declined by $82 thousand largely due to a lower estimated tax liability based upon actual amounts paid in the prior year. Costs reimbursed to AFS and/or affiliates decreased by $34 thousand due to lower costs allocated by the Manager based on the Company’s continued liquidation.

Capital Resources and Liquidity

At June 30, 2016 and December 31, 2015, the Company’s cash and cash equivalents totaled $2.5 million and $3.1 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net cash provided by (used in):
Operating activities	$63	$202	$389	$547
Investing activities	93	387	383	653
Financing activities	—	(206)	(1,408)	(1,253)
Net increase (decrease) in cash and cash equivalents	$156	$383	$(636)	$(53)

The three months ended June 30, 2016 versus the three months ended June 30, 2015

During the three months ended June 30, 2016 and 2015, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. In addition, the Company realized $90 thousand and $337 thousand from the sale or disposition of equipment and early termination of certain notes during the respective three months ended June 30, 2016 and 2015.

In addition, during the three months ended June 30, 2015, cash was used to pay down debt totaling $206 thousand.

The six months ended June 30, 2016 versus the six months ended June 30, 2015

During the six months ended June 30, 2016 and 2015, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. In addition, the Company realized $377 thousand and $558 thousand from the sale or disposition of equipment and early termination of certain notes during the respective six months ended June 30, 2016 and 2015.

During the same respective periods, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling a combined $1.4 million and $845 thousand. In addition, during the first half of 2015, cash was used to pay down debt totaling $408 thousand.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2016, the Company had no commitments to purchase lease assets or fund loans.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 Summary of Significant Accounting Policies.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 12, 2016

ATEL CAPITAL EQUIPMENT FUND XI, LLC
(Registrant)

By: ATEL Financial Services, LLC Managing Member of Registrant

By: /s/ Dean L. Cash Dean L. Cash President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)
By: /s/ Paritosh K. Choksi Paritosh K. Choksi Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)
By: /s/ Samuel Schussler Samuel Schussler Senior Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)