Form 10-K
period 2016-12-31
ATEL Capital Equipment Fund XI, LLC
filed 2017-03-20
CIK 1297667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2016
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2017 was 5,209,307.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. BUSINESS

General Development of Business

ATEL Capital Equipment Fund XI, LLC (the “Company” or the “Fund”) was formed under the laws of the State of California on June 25, 2004. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing, lending and sales activities. Also, from time to time, the Company would purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements. The Managing Member or Manager of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2025. Each Member’s personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and assets of the Company.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. As of December 31, 2016, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $52.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 5,209,307 Units were issued and outstanding.

The Company’s principal objectives have been to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular distributions to the Members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ended December 31, 2012, and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

On January 1, 2013, the Company commenced liquidation phase activities pursuant to the guidelines of the Operating Agreement. Prior thereto, the Company was in its acquisition phase and was making distributions on a monthly and quarterly basis. Periodic distributions commenced in June 2005.

Pursuant to the terms of the Operating Agreement, AFS and its affiliates receive compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 5 to the financial statements included in Item 8 of this report). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

Narrative Description of Business

The Company acquired various types of new and used equipment subject to leases and to make loans secured by equipment acquired by its borrowers. The Company’s investment objective was to acquire investments primarily in low-technology, low-obsolescence equipment such as materials handling equipment, manufacturing equipment, mining equipment, and transportation equipment. A portion of the portfolio included some more technology-dependent equipment such as certain types of communications equipment, medical equipment, manufacturing equipment and office equipment.

The Company only purchased equipment under pre-existing leases or for which a lease would be entered into concurrently at the time of the purchase. Through December 31, 2016, the Company purchased equipment with a total acquisition price of $67.5 million. The Company had also loaned $14.5 million for notes receivable secured by various assets.

The Company’s objective was to lease a minimum of 75% of the equipment (by cost), as of the date of the final commitment of its proceeds from the sale of Units, to lessees that the Manager deemed to be high quality corporate credits, of which at least half of the high quality corporate credits satisfying the 75% minimum requirement would have either an average credit rating by Moody’s Investors Service, Inc. of “Baa” or better, or the credit equivalent as determined by the Manager, with the average rating weighted to account for the original equipment cost for each item leased; and the balance would be public and private corporations with substantial revenues and histories of profitable operations, as well as established hospitals with histories of profitability or municipalities. The remaining 25% of the initial equipment portfolio could include assets financed for companies which, although deemed creditworthy by the Manager, would not satisfy the specific credit criteria for the portfolio described above. Included in this 25% of the portfolio may be one or more growth capital financing investments. No more than 20% of the initial portfolio, by cost, would consist of these growth capital financing investments.

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

Equipment Leasing Activities

The Company acquired a diversified portfolio of equipment. The equipment was leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2016 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$20,589	30.48%
Construction	12,649	18.73%
Transportation, other	12,290	18.19%
Transportation, rail	11,924	17.65%
Mining	2,893	4.28%
Logging and lumber	2,001	2.96%
Aviation	1,658	2.45%
Marine vessels	1,415	2.09%
Manufacturing	1,172	1.74%
Other	958	1.43%
	$67,549	100.00%

Industry Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$11,924	17.65%
Transportation services	11,460	16.97%
Manufacturing	9,390	13.90%
Paper products	8,886	13.15%
Mining	8,610	12.75%
Health services	4,967	7.35%
Food products	3,795	5.62%
Natural gas	2,893	4.28%
Chemical products	2,139	3.17%
Wood/Lumber products	1,677	2.48%
Other	1,808	2.68%
	$67,549	100.00%

From inception to December 31, 2016, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$20,073	$3,759	$22,464
Construction	12,662	9,029	7,738
Transportation, other	10,870	2,077	11,584
Transportation, rail	3,426	1,011	3,719
Mining	2,893	1,908	2,517
Logging and lumber	2,001	739	1,805
Manufacturing	953	246	1,384
Other	723	106	1,134
	$53,601	$18,875	$52,345

For further information regarding the Company’s equipment lease portfolio as of December 31, 2016, see Note 4 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2016, a total of 1,220 investors were Unitholders of record in the Company.

Fund Valuation

Background to Fund Valuation

The Financial Industry Regulatory Authority (“FINRA”), in conjunction with the Securities and Exchange Commission (“SEC”) updated rules for the presentation of account statement values relative to pricing of Direct Placement Program (“DPP”) shares. Under FINRA Notice 15-02 (the “Notice”) the SEC approved amendments to National Association of Securities Dealers (“NASD”) Rule 2340, Customer Account Statements, and FINRA rule 2310, which address a FINRA member firm’s participation in a public offering of a DPP. In summary, the amendments require a FINRA member firm to include in the account statements for customers holding DPP securities a per share value for the DPP. This per share value must be prepared by, or with the material assistance or confirmation of, a third-party valuation expert or service. The results of this valuation must be disclosed in the issuer’s reports filed under the Securities Exchange Act of 1934. A valuation in compliance with the Notice must be undertaken and published on at least an annual basis.

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

Unit Valuation

The per Unit valuation estimate for ATEL CAPITAL EQUIPMENT FUND XI, LLC has been conducted in compliance with the mandates of the Notice.

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

Disclosure

The estimated value per Unit has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2016.

ATEL CAPITAL EQUIPMENT FUND XI, LLC, will satisfy the disclosure requirements for providing estimated per Unit values pursuant to the Notice as follows:

For these disclosures, subsequent to the Fund’s initial compliance with FINRA 15-02, annual disclosures of estimated per Unit values, through the termination of the Fund, will be accomplished and included on an annual basis in a document filed with the Securities and Exchange Commission available to the public.

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

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 162.8%, based on ATEL’s historical track record as of December 31, 2016. In addition, an annual inflation rate of 2.50% has been assumed.

For Off-Lease:  A fair value of off-lease equipment is based on estimates from ATEL’s seasoned Asset Management Group.

Special Situation Leases:  The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above, due to the specific situations of those leases.

A fair market value of off-lease equipment is based upon estimates from ATEL’s seasoned Asset Management Group.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL CAPITAL EQUIPMENT FUND XI, LLC at December 31, 2016 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $1.38. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL CAPITAL EQUIPMENT FUND XI, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL CAPITAL EQUIPMENT FUND XI, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

From July 2013 through 2015, the Company made semi-annual distributions consistent with a fund in liquidation. The Company made semi-annual distributions at a rate of $0.15 and $0.25 per Unit at June and December 2015, respectively. In addition, the Company made a special distribution at a rate of $0.30 per Unit in June 2015. The Company made a distribution at a rate of $0.25 per Unit at June 2016. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

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

The Company may continue until December 31, 2025. However, pursuant to the guidelines of the Limited Liability Company Operating Agreement (“Operating Agreement”), the Company commenced liquidation phase activities at the end of the Reinvestment Period on December 31, 2012. Periodic distributions are paid at the discretion of the Managing Member.

Results of Operations

It is the Company’s objective to maintain a 100% utilization rate for all equipment. All equipment transactions were acquired subject to binding lease commitments. Initial lease terms were generally from 36 to 120 months, and as they expire, the Company attempts to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s leased property was acquired in the years 2005 through 2011. The utilization percentage of existing assets under lease was 100% as of December 31, 2016 and 2015.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2016 and 2015, the Company has not exceeded the annual and/or cumulative limitations discussed above.

2016 versus 2015

The Company had net income of $794 thousand, and $1.3 million for the years ended December 31, 2016 and 2015, respectively. The net results for 2016 reflect decreases in both total revenues and total operating expenses when compared to prior year.

Revenues

Total revenues for 2016 decreased by $1.1 million, or 40%, as compared to prior year. Such decrease was largely due to a $621 thousand, or 34% reduction in lease revenues, mainly the result of run-off and dispositions of lease assets; by a $206 thousand, or 30%, decrease in gain on sales of lease assets resulting from a lesser volume and change in asset sale mix in 2016; an unfavorable change of $202 thousand, or 97%, in other revenues, as the result of additional billing for excess wear and tear on certain returned equipment and a recovery of certain property taxes during 2015; and a $54 thousand, or 200%, unfavorable change from an unrealized gain of $27 thousand on fair value adjustments on warrant holdings resulting from the periodic valuation of derivatives as mandated by accounting standards in 2015 to a $27 thousand loss in 2016.

Expenses

Total expenses for 2016 decreased by $637 thousand or 43%, as compared to prior year. The decrease in total expenses was largely a result of a $488 thousand, or 56%, reduction in depreciation expense, mostly the result of run-off and sales of lease assets; and a $102 thousand, or 100%, reduction in taxes on income and franchise fees which can be attributed to the timing of tax payments to various jurisdictions.

Capital Resources and Liquidity

At December 31, 2016 and 2015, the Company’s cash and cash equivalents totaled $1.9 million, and $3.1 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2016	2015
Net cash provided by (used in):
Operating activities	$836	$1,154
Investing activities	780	1,202
Financing activities	(2,816)	(4,018)
Net decrease in cash and cash equivalents	$(1,200)	$(1,662)

2016 versus 2015

During 2016 and 2015, the Company’s primary sources of liquidity were cash flows from its portfolio of operating and direct financing lease contracts, and its investments in notes receivable. In addition, the Company realized $772 thousand and $837 thousand of proceeds from sales or dispositions of equipment for the respective years ended December 31, 2016 and 2015.

During 2016 and 2015, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $2.8 million and $3.4 million, respectively. During 2015 cash was also used to pay down $639 thousand of debt. Additionally, during 2016 and 2015, cash was used to pay invoices related to management fees and expenses, and other payables.

Non-Recourse Long-Term Debt

As of December 31, 2015, all of the Company’s non-recourse long-term debt had been fully paid. Such non-recourse notes payable did not contain any material financial covenants. The notes were secured by a specific lien granted by the Company to the non-recourse lenders on (and only on) the discounted lease transactions. The lenders had recourse only to the following collateral: the leased equipment; the related lease chattel paper; the lease receivables; and proceeds of the foregoing items.

Distributions

The Company commenced periodic distributions, based on cash flows from operations, beginning with the month of June 2005. From July 2013 through 2015, the Company made semi-annual distributions consistent with a fund in liquidation. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for additional information regarding the distributions.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2016, the Company had no commitments to purchase lease assets or to fund loans.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 29.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund XI, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund XI, LLC (the “Company”) as of December 31, 2016 and 2015, and the related statements of income, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ATEL Capital Equipment Fund XI, LLC as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP
San Francisco, California March 17, 2017

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

DECEMBER 31, 2016 AND 2015
(In Thousands)

	2016	2015
ASSETS
Cash and cash equivalents	$1,932	$3,132
Accounts receivable, net of allowance for doubtful accounts of $1 as of December 31, 2016 and $1 as of December 31, 2015	111	156
Investment in securities	22	38
Warrants, fair value	—	27
Investments in equipment and leases, net of accumulated depreciation of $11,215 as of December 31, 2016 and $13,316 as of December 31, 2015	2,004	2,712
Prepaid expenses and other assets	32	31
Total assets	$4,101	$6,096
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$31	$106
Accrued distributions to Other Members	—	1,303
Other	78	80
Unearned operating lease income	13	14
Total liabilities	122	1,503
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	3,979	4,593
Total Members’ capital	3,979	4,593
Total liabilities and Members’ capital	$4,101	$6,096

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(In Thousands Except for Units and Per Unit Data)

	2016	2015
Revenues:
Leasing and lending activities:
Operating leases	$1,205	$1,826
Direct financing leases	2	10
Interest on notes receivable	—	22
Gain on sales of lease assets and early termination of notes receivable	470	676
Unrealized (loss) gain on fair value adjustment for warrants	(27)	27
Other	7	209
Total revenues	1,657	2,770
Expenses:
Depreciation of operating lease assets	390	878
Asset management fees to Managing Member	88	116
Cost reimbursements to Managing Member and/or affiliates	140	176
Provision for credit losses	—	1
Provision for losses on investment in securities	16	6
Amortization of initial direct costs	8	9
Interest expense	—	13
Professional fees	125	115
Outside services	52	33
Taxes on income and franchise fees	—	102
Other	42	49
Total operating expenses	861	1,498
Other (loss) income, net	(2)	2
Net income	$794	$1,274
Net income:
Managing Member	$105	$295
Other Members	689	979
	$794	$1,274
Net income per Limited Liability Company Unit (Other Members)	$0.13	$0.19
Weighted average number of Units outstanding	5,209,307	5,209,307

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2014	5,209,307	$7,261	$—	$7,261
Distributions to Other Members ($0.70 per Unit)	—	(3,647)	—	(3,647)
Distributions to Managing Member	—	—	(295)	(295)
Net income	—	979	295	1,274
Balance December 31, 2015	5,209,307	4,593	—	4,593
Distributions to Other Members ($0.25 per Unit)	—	(1,303)	—	(1,303)
Distributions to Managing Member	—	—	(105)	(105)
Net income	—	689	105	794
Balance December 31, 2016	5,209,307	$3,979	$—	$3,979

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(In Thousands)

	2016	2015
Operating activities:
Net income	$794	$1,274
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets and early termination of notes	(470)	(676)
Depreciation of operating lease assets	390	878
Amortization of initial direct costs	8	9
Provision for credit losses	—	1
Provision for losses on investment in securities	16	6
Unrealized loss (gain) on fair value adjustment for warrants	27	(27)
Changes in operating assets and liabilities:
Accounts receivable	45	(31)
Prepaid expenses and other assets	(1)	1
Accounts payable, Managing Member	30	(3)
Accounts payable, other	(2)	(209)
Unearned operating lease income	(1)	(69)
Net cash provided by operating activities	836	1,154
Investing activities:
Purchase of securities	—	(3)
Proceeds from sales of lease assets and early termination of notes	772	837
Principal payments received on direct financing leases	8	36
Principal payments received on notes receivable	—	332
Net cash provided by investing activities	780	1,202
Financing activities:
Repayments under non-recourse debt	—	(639)
Distributions to Other Members	(2,606)	(3,125)
Distributions to Managing Member	(210)	(254)
Net cash used in financing activities	(2,816)	(4,018)
Net decrease in cash and cash equivalents	(1,200)	(1,662)
Cash and cash equivalents at beginning of year	3,132	4,794
Cash and cash equivalents at end of year	$1,932	$3,132
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$17
Cash paid during the year for taxes	$21	$85
Schedule of non-cash transactions:
Distributions payable to Other Members at year-end	$—	$1,303
Distributions payable to Managing Member at year-end	$—	$105

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

1. Organization and Limited Liability Company matters:

ATEL Capital Equipment Fund XI, LLC (the “Company” or the “Fund”) was formed under the laws of the State of California on June 25, 2004. The Company was formed for the purpose of acquiring equipment to engage in equipment leasing, lending and sales activities. Also, from time to time, the Company would purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements. The Managing Member or Manager of the Company is ATEL Financial Services, LLC (“AFS”), a California limited liability company. The Company may continue until December 31, 2025. Each Member’s personal liability for obligations of the Company generally will be limited to the amount of their respective contributions and rights to undistributed profits and assets of the Company.

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. As of December 31, 2016, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $52.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 5,209,307 Units were issued and outstanding.

The Company’s principal objectives have been to invest in a diversified portfolio of equipment that (i) preserves, protects and returns the Company’s invested capital; (ii) generates regular distributions to the Members of cash from operations and cash from sales or refinancing, with any balance remaining after certain minimum distributions to be used to purchase additional equipment during the reinvestment period (“Reinvestment Period”) (defined as six full years following the year the offering was terminated), which ended December 31, 2012, and (iii) provides additional distributions following the Reinvestment Period and until all equipment has been sold. The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2016 and 2015, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts may have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2016, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2016 and 2015 and long-lived assets as of December 31, 2016 and 2015 (dollars in thousands):

	For The Year Ended December 31,
	2016	% of Total	2015	% of Total
Revenue
United States	$1,639	99%	$2,742	99%
United Kingdom	18	1%	28	1%
Total International	18	1%	28	1%
Total	$1,657	100%	$2,770	100%

	As of December 31,
	2016	% of Total	2015	% of Total
Long-lived assets
United States	$2,002	100%	$2,709	100%
United Kingdom	2	0%	3	0%
Total International	2	0%	3	0%
Total	$2,004	100%	$2,712	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, a fair value adjustment of $16 thousand and $6 thousand was recorded during 2016 and 2015, respectively, relative to an impaired investment. There were no sales or dispositions of securities during 2016 and 2015.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. During 2016 and 2015, respectively, the Company recorded unrealized losses and gains of $27 thousand on fair value adjustment of its warrants. As of December 31, 2016, the Company had no portfolio of warrants. At December 31, 2015, the Managing Member estimated the fair value of the warrants to be $27 thousand. There were no net exercises of warrants during 2016 and 2015.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company’s foreign currency translations gains and losses were nominal during 2016 and 2015.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Review Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states, which levy income taxes on partnerships. For the years ended December 31, 2016 and 2015, the current provision for state income taxes was approximately $0 thousand and $102 thousand, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2016 and 2015 as follows (in thousands):

	2016	2015
Financial statement basis of net assets	$3,979	$4,593
Tax basis of net assets (unaudited)	9,821	11,466
Difference	$(5,842)	$(6,873)

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax returns (unaudited) for the years ended December 31, 2016 and 2015, respectively (in thousands):

	2016	2015
Net income per financial statements	$794	$1,274
Tax adjustments (unaudited):
Adjustment to depreciation expense	226	641
Provision for doubtful accounts	—	1
Adjustments to revenues	(154)	113
Adjustments to gain on sales of assets	289	116
Other	16	3
Income per federal tax return (unaudited)	$1,171	$2,148

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

obtains control of the underlying assets. ASU-2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management will adopt the standard and is currently evaluating the standard and its operational and related disclosure requirements.

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

As of December 31, 2016 and 2015, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	2016	2015
Transportation, rail	65%	66%
Manufacturing	25%	23%
Transportation, other	*	10%
*	Less than 10%

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers: - (continued)

During 2016 and 2015, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing and lending revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing and Lending Revenues
Lessee	Type of Equipment	2016	2015
Union Pacific	Transportation, rail	31%	45%
Kirby Inland Marine, LP	Marine vessels	21%	14%
Aircraft Service International, Inc.	Aviation	15%	10%
Tyson Foods, Inc.	Transportation, other	13%	*
*	Less than 10%

4. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2015	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2016
Net investment in operating leases	$2,688	$(304)	$(388)	$1,996
Net investment in direct financing leases	9	(1)	(8)	—
Assets held for sale or lease, net	—	3	(2)	1
Initial direct costs, net of accumulated amortization of $36 at December 31, 2016 and $27 at December 31, 2015	15	—	(8)	7
Total	$2,712	$(302)	$(406)	$2,004

Impairment of investments in leases and assets held for sale or lease:

Management determined that no impairment losses existed during the years ended December 31, 2016 and 2015.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $390 thousand and $878 thousand for the respective years ended December 31, 2016 and 2015. IDC amortization expense related to the Company’s operating and direct financing leases totaled $8 thousand and $9 thousand for 2016 and 2015, respectively.

All of the leased property was acquired during the years 2005 through 2011.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2015	Additions	Reclassifications or Dispositions	Balance December 31, 2016
Transportation, rail	$10,503	$—	$(2,004)	$8,499
Aviation	1,658	—	—	1,658
Transportation, other	1,475	—	(126)	1,349
Marine vessels	1,415	—	—	1,415
Manufacturing	467	—	(457)	10
Materials handling	338	—	(182)	156
Construction	148	—	(148)	—
	16,004	—	(2,917)	13,087
Less accumulated depreciation	(13,316)	(388)	2,613	(11,091)
Total	$2,688	$(388)	$(304)	$1,996

The average estimated residual value for assets on operating leases was 7.7% and 8% of the assets’ original cost at December 31, 2016 and 2015, respectively. There were no operating lease contracts placed in non-accrual status at December 31, 2016 and 2015.

Direct financing leases:

As of December 31, 2016, there were no investment in direct financing leases. As of December 31, 2015, investment in direct financing leases primarily consists of construction equipment. The following lists the components of the Company’s investment in direct financing leases as of December 31, 2015 (in thousands):

December 31, 2015
Total minimum lease payments receivable	$11
Estimated residual values of leased equipment (unguaranteed)	1
Investment in direct financing leases	12
Less unearned income	(3)
Net investment in direct financing leases	$9

There were no investment in direct financing lease assets in non-accrual status at December 31, 2016 and 2015.

At December 31, 2016, the aggregate amounts of future minimum lease payments receivable are as follows (in thousands):

Operating Leases
Year ending December 31, 2017	$881
2018	426
2019	320
2020	263
2021	78
$1,968

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investments in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. At both December 31, 2016 and 2015, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Operating Agreement allows for the reimbursement of costs incurred by AFS in providing administrative services to the Company. Administrative services provided include Company accounting, finance/treasury, investor relations, legal counsel, and lease and equipment documentation. AFS is not reimbursed for services whereby it is entitled to receive a separate fee as compensation for such services, such as management of equipment.

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2016, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees and billed for reimbursements pursuant to the Operating Agreement as follows during each of the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Costs reimbursed to Managing Member and/or affiliates	$140	$176
Asset management fees to Managing Member	88	116
	$228	$292

6. Non-recourse debt:

At December 31, 2015, all of the Company’s outstanding non-recourse debt had been settled.

7. Commitments:

At December 31, 2016, the Company had no commitments to either purchase lease assets or to fund loans.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

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

9. Members’ capital:

Units issued and outstanding were 5,209,307 at both December 31, 2016 and 2015. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated sales of Units effective April 30, 2006.

The Company has the right, exercisable in the Manager’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given circumstances, in the event that the Manager deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs. There were no Units repurchased during 2016 and 2015.

During the years ended December 31, 2016 and 2015, distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2016	2015
Distributions	$1,303	$3,647
Weighted average number of Units outstanding	5,209,307	5,209,307
Weighted average distributions per Unit	$0.25	$0.70

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

At December 31, 2016 and 2015, only the Company’s warrants were measured on a recurring basis. During the same comparative years, the Company recorded non-recurring adjustments to reduce the cost basis of certain impaired investment securities.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2016 and 2015, the calculated fair value of the Fund’s warrant portfolio were $0 and $27 thousand, respectively. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

	Level 3 Assets
	2016	2015
Fair value of warrants at beginning of period	$27	$—
Unrealized loss on fair value adjustment for warrants	(27)	27
Fair value of warrants at end of period	$—	$27

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

During 2016 and 2015, the Company recorded a fair value adjustment of $16 thousand and $6 thousand, respectively, to reduce the cost basis of an impaired investment security. The reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee, which indicated reduced growth opportunity and eventual reduction in cash flows and revenues.

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the fair value of the aforementioned impaired investment securities were classified within Level 3 of the valuation hierarchy.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

10. Fair value measurements: - (continued)

During 2016, due to fair value adjustment, a certain investment security was written down to $0.

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

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s recurring and non-recurring fair value calculation categorized as Level 3 in the fair value hierarchy at December 31, 2015:

December 31, 2015
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Warrants	Recurring	Black-Scholes formulation	Stock price	$0.35 – $1.25
			Exercise price	$0.91 – $1.25
			Time to maturity (in years)	2.41 – 2.75
			Risk-free interest rate	1.16% – 1.25%
			Annualized volatility	100.00%
Impaired Investment Securities	Non-recurring	Market Approach	Qualitative and quantitative information (Investee Management)	Not Applicable

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

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2016 and 2015 (in thousands):

	Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,932	$1,932	$—	$—	$1,932
Investment in securities	22	—	—	22	22

	Fair Value Measurements at December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$3,132	$3,132	$—	$—	$3,132
Investment in securities	38	—	—	38	38
Warrants, fair value	27	—	—	27	27

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2016. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2016.

This annual report does not include an audit report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 66, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 63, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 58, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2016.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Managing Member, AFS, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2016 and 2015 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 6 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ASC, an affiliate of AFS.

Through December 31, 2016, $4.7 million of such commissions had been paid to AFS or its affiliate. Of that amount, $3.9 million has been re-allowed to other broker/dealers.

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

See Note 5 to the financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, for amounts paid.

Managing Member’s Interest in Operating Proceeds

AFS receives an allocation of all 7.5% of all Company net income, net loss and investment tax credits corresponding to its Carried Interest in Distributions and the remaining 92.5% is allocated among the Members. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2016 and 2015.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2016, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The responses to Item 1 of this report under the caption “Equipment Leasing Activities,” Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions” at Note 5 thereof, and Item 11 of this report under the caption “Executive Compensation,” are hereby incorporated by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2016 and 2015, the Company incurred audit fees with its principal auditors totaling $79 thousand and $69 thousand, respectively.

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

Date: March 17, 2017

ATEL Capital Equipment Fund XI, LLC
(Registrant)

By: ATEL Financial Services, LLC Managing Member of Registrant

By: /s/ Dean L. Cash Dean L. Cash, President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)

By: /s/ Paritosh K. Choksi Paritosh K. Choksi, Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)

By: /s/ Samuel Schussler Samuel Schussler, Senior Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons in the capacities and on the dates indicated.

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 17, 2017
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 17, 2017
/s/ Samuel Schussler Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 17, 2017

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.