Form 10-Q
period 2017-03-31
ATEL Capital Equipment Fund XI, LLC
filed 2017-05-12
CIK 1297667

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2017 was 5,209,307.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

MARCH 31, 2017 AND DECEMBER 31, 2016
(In Thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$731	$1,932
Accounts receivable, net	171	111
Investment in securities	22	22
Investments in equipment and leases, net	1,895	2,004
Prepaid expenses and other assets	28	32
Total assets	$2,847	$4,101
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$55	$31
Other	62	78
Unearned operating lease income	144	13
Total liabilities	261	122
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	2,586	3,979
Total Members’ capital	2,586	3,979
Total liabilities and Members’ capital	$2,847	$4,101

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2017 AND 2016
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Leasing and lending activities:
Operating leases	$244	$320
Direct financing leases	—	1
Gain on sales of lease assets	14	270
Unrealized loss on fair value adjustments for warrants	—	(17)
Other	2	3
Total revenues	260	577
Expenses:
Depreciation of operating lease assets	77	103
Asset management fees to Managing Member	10	32
Cost reimbursements to Managing Member and/or affiliates	52	33
Reversal of provision for credit losses	(1)	(1)
Provision for losses on investment in securities	—	16
Amortization of initial direct costs	2	2
Professional fees	56	80
Outside services	25	15
Taxes on income and franchise fees	7	—
Printing & photocopying	4	2
Other	11	8
Total operating expenses	243	290
Other income, net	1	1
Net income	$18	$288
Net income (loss):
Managing Member	$106	$—
Other Members	(88)	288
	$18	$288
Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.02)	$0.06
Weighted average number of Units outstanding	5,209,307	5,209,307

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE THREE MONTHS ENDED MARCH 31, 2017
(In Thousands Except for Units and Per Unit Data)

	Other Members		Managing Member	Total
	Units	Amount
Balance December 31, 2015	5,209,307	$4,593	$—	$4,593
Distributions to Other Members ($0.25 per Unit)	—	(1,303)	—	(1,303)
Distributions to Managing Member	—	—	(105)	(105)
Net income	—	689	105	794
Balance December 31, 2016	5,209,307	3,979	—	3,979
Distributions to Other Members ($0.25 per Unit)	—	(1,305)	—	(1,305)
Distributions to Managing Member	—	—	(106)	(106)
Net (loss) income	—	(88)	106	18
Balance March 31, 2017 (Unaudited)	5,209,307	$2,586	$—	$2,586

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2017 AND 2016
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$18	$288
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(14)	(270)
Depreciation of operating lease assets	77	103
Amortization of initial direct costs	2	2
Reversal of provision for credit losses	(1)	(1)
Provision for losses on investment in securities	—	16
Unrealized loss on fair value adjustment for warrants	—	17
Changes in operating assets and liabilities:
Accounts receivable	(59)	(12)
Prepaid expenses and other assets	4	3
Accounts payable, Managing Member	24	43
Accounts payable, other	(16)	6
Unearned operating lease income	131	131
Net cash provided by operating activities	166	326
Investing activities:
Proceeds from sales of lease assets	44	287
Principal payments received on direct financing leases	—	3
Net cash provided by investing activities	44	290
Financing activities:
Distributions to Other Members	(1,305)	(1,303)
Distributions to Managing Member	(106)	(105)
Net cash used in financing activities	(1,411)	(1,408)
Net decrease in cash and cash equivalents	(1,201)	(792)
Cash and cash equivalents at beginning of period	1,932	3,132
Cash and cash equivalents at end of period	$731	$2,340
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$6	$—

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

As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through March 31, 2017 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of March 31, 2017, 5,209,307 Units were issued and outstanding.

The Company is governed by its Limited Liability Company Operating Agreement (“Operating Agreement”), as amended. On January 1, 2013, the Company commenced liquidation phase activities pursuant to the guidelines of the Operating Agreement. Pursuant to the terms of the Operating Agreement, AFS and its affiliates receives compensation for services rendered and reimbursements for costs incurred on behalf of the Company (See Note 4). The Company is required to maintain reasonable cash reserves for working capital, the repurchase of Units and contingencies. The repurchase of Units is solely at the discretion of AFS.

The Company’s unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2017 up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes and for determination of the allowance for doubtful accounts.

Segment reporting:

The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the three months ended March 31, 2017 and 2016 and long-lived assets as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	For The Three Months Ended March 31,
	2017	% of Total	2016	% of Total
Revenue
United States	$260	100%	$570	99%
United Kingdom	—	—	7	1%
Total	$260	100%	$577	100%

	As of March 31,		As of December 31,
	2017	% of Total	2016	% of Total
Long-lived assets
United States	$1,895	100%	$2,002	100%
United Kingdom	—	—	2	—
Total	$1,895	100%	$2,004	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, a fair value adjustment of $0 and $16 thousand was recorded during the three months ended March 31, 2017 and 2016, respectively, to reduce the cost basis of an impaired investment security to zero. There were no sales or dispositions of investments in securities during the three months ended March 31, 2017 and 2016.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the three months ended March 31, 2017 and 2016, the Company recorded unrealized losses of $0 and $17 thousand, respectively, to adjust its warrants to fair value. As of March 31, 2017 and December 31, 2016, the Company had no portfolio of warrants. There were no exercises of warrants, net or otherwise, during the three months ended March 31, 2017 and 2016.

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

The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes, information from third party remarketing agents, third party appraisals of collateral and/or other valuation techniques. These techniques are significantly affected by certain of the Company’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. As the Company is responsible for determining fair value, an analysis is performed on prices obtained from third parties. Such analysis is performed by asset management and credit department personnel who are familiar with the Company’s investments in equipment, and equity securities of venture companies. The analysis may include a periodic review of price fluctuations and validation of numbers obtained from a specific third party by reference to multiple representative sources.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU-2014-15”). The new standard provides guidance relative to management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

as a going concern and to provide related footnote disclosures. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods, beginning after December 15, 2016. Early adoption is permitted. Management adopted the standard and the adoption of ASU 2014-15 did not have a material impact on the Company’s financial statements or related disclosures.

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

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2016	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2017
Net investment in operating leases	$1,996	$(30)	$(77)	$1,889
Assets held for sale or lease, net	1	—	—	1
Initial direct costs, net of accumulated amortization of $38 at March 31, 2017 and $36 at December 31, 2016	7	—	(2)	5
Total	$2,004	$(30)	$(79)	$1,895

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2017 and 2016.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $77 thousand and $103 thousand for the respective three months ended March 31, 2017 and 2016.

Initial direct costs amortization expense related to the Company’s operating and direct financing leases amounted to $2 thousand each for the respective three months ended March 31, 2017 and 2016.

All of the leased property was acquired during the years 2005 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Reclassifications or Dispositions	Balance March 31, 2017
Transportation, rail	$8,499	$—	$(213)	$8,286
Aviation	1,658	—	—	1,658
Marine vessels	1,415	—	—	1,415
Transportation, other	1,349	—	(126)	1,223
Materials handling	156	—	(64)	92
Manufacturing	10	—	—	10
	13,087	—	(403)	12,684
Less accumulated depreciation	(11,091)	(77)	373	(10,795)
Total	$1,996	$(77)	$(30)	$1,889

The average estimated residual value for assets on operating leases was 8% of the assets’ original cost at both March 31, 2017 and December 31, 2016. There were no operating lease contracts placed in non-accrual status at March 31, 2017 and December 31, 2016.

At March 31, 2017, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2017	$719
Year ending December 31, 2018	424
2019	318
2020	261
2021	77
$1,799

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Marine vessels	20 – 30
Aviation	15 – 20
Manufacturing	10 – 15
Materials handling	7 – 10
Transportation, other	7 – 10

4. Related party transactions:

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of March 31, 2017, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows during the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Costs reimbursed to Managing Member and/or affiliates	$52	$33
Asset management fees to Managing Member	10	32
	$62	$65

5. Commitments:

At March 31, 2017, the Company had no commitments to either purchase lease assets or fund loans.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

6. Members’ capital:

A total of 5,209,307 Units were issued and outstanding as of March 31, 2017 and December 31, 2016. The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated sales of Units effective April 30, 2006.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2017	2016
Distributions	$1,305	$—
Weighted average number of Units outstanding	5,209,307	5,209,307
Weighted average distributions per Unit	$0.25	$—

The regular monthly distributions were discontinued in 2013 as the Company entered its liquidation phase. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

7. Fair value measurements:

At March 31, 2017 and December 31, 2016, only the Company’s warrants were measured on a recurring basis. In addition, certain investment securities deemed impaired were measured at fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016.

Such fair value adjustments utilized the following methodology:

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

During the three months ended March 31, 2017 and 2016, the Company recorded $0 and $16 thousand, respectively, fair value adjustment to reduce the cost basis of an impaired investment security to zero. The reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Fair value measurements: - (continued)

Cash and cash equivalents

The recorded amounts of the Company’s cash and cash equivalents approximate fair value because of the liquidity and short-term maturity of these instruments.

Contingencies

The fair value of contingent liabilities (or guarantees) is not considered material because management believes there has been no event that has occurred wherein a guarantee liability has been incurred or will likely be incurred.

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at March 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$731	$731	$—	$—	$731
Investment in securities	22	—	—	22	22

	Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,932	$1,932	$—	$—	$1,932
Investment in securities	22	—	—	22	22

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

Results of Operations

The three months ended March 31, 2017 versus the three months ended March 31, 2016

The Company had net income of $18 thousand and $288 thousand for the respective three month periods ended March 31, 2017 and 2016. The results for the first quarter of 2017 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2017 decreased by $317 thousand, or 55%, as compared to the prior year period. This was largely attributable to decreases in gains recognized on the sale of lease assets of $256 thousand, or 95%, due to a change in the mix of assets sold; and a decrease in operating lease revenue of $76 thousand, or 24%, primarily a result of continued run-off of the portfolio of lease assets.

Expenses

Total operating expenses for the first quarter of 2017 experienced a net decrease of $47 thousand, or 16%, when compared to the prior year period. Such decrease was primarily due to reductions in depreciation expense, totaling $26 thousand, or 25%, the result of continuing run-off of the portfolio of lease assets; a drop in expenditures for professional fees of $24 thousand, or 30%, as occasioned by a lesser allocation of costs; and a diminished level, by $22 thousand, or 69%, of asset management fees which, likewise, would be associated with a continued decline in the portfolio of managed assets, and the related lease revenue.

Capital Resources and Liquidity

At March 31, 2017 and December 31, 2016, the Company’s cash and cash equivalents totaled $731 thousand and $1.9 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$166	$326
Investing activities	44	290
Financing activities	(1,411)	(1,408)
Net decrease in cash and cash equivalents	$(1,201)	$(792)

The three months ended March 31, 2017 versus the three months ended March 31, 2016

During the respective three month periods ended March 31, 2017 and 2016, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. In addition, the Company realized $44 thousand and $287 thousand from the sale or disposition of equipment during the respective three months ended March 31, 2017 and 2016.

During each of the same respective periods, a combined $1.4 million of cash distributions were made to the other and managing members.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2017, the Company had no commitments to purchase lease assets or fund loans.

Off-Balance Sheet Transactions

None.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 2 Summary of Significant Accounting Policies.

Significant Accounting Policies and Estimates

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the Company’s significant accounting policies since December 31, 2016.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 11, 2017

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