Form 10-Q
period 2017-09-30
ATEL Capital Equipment Fund XI, LLC
filed 2017-11-09
CIK 1297667

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2017

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

The number of Limited Liability Company Units outstanding as of October 31, 2017 was 5,209,307.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016
(In Thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Cash and cash equivalents	$412	$1,932
Accounts receivable, net	165	111
Investment in securities	11	22
Investments in equipment and leases, net	1,716	2,004
Prepaid expenses and other assets	35	32
Total assets	$2,339	$4,101
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$24	$31
Other	56	78
Unearned operating lease income	142	13
Total liabilities	222	122
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	2,117	3,979
Total Members’ capital	2,117	3,979
Total liabilities and Members’ capital	$2,339	$4,101

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2017 AND 2016
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Leasing and lending activities:
Operating leases	$252	$289	$751	$907
Direct financing leases	—	—	—	2
Gain on sales of lease assets	14	77	52	366
Unrealized loss on fair value adjustment for warrants	—	—	—	(17)
Other	1	—	4	4
Total revenues	267	366	807	1,262
Expenses:
Depreciation of operating lease assets	77	95	230	297
Asset management fees to Managing Member	8	14	33	63
Cost reimbursements to Managing Member and/or affiliates	42	36	141	102
Provision for (reversal of) credit losses	28	—	36	(1)
Provision for losses on investment in securities	11	—	11	16
Amortization of initial direct costs	2	2	6	6
Professional fees	16	19	117	113
Outside services	15	6	63	31
Taxes on income and franchise fees	10	—	23	—
Printing and photocopying	4	3	11	6
Other	7	10	24	23
Total operating expenses	220	185	695	656
Other (loss) income, net	—	(2)	2	(1)
Net income	$47	$179	$114	$605
Net income (loss):
Managing Member	$—	$—	$148	$105
Other Members	47	179	(34)	500
	$47	$179	$114	$605
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.01	$0.03	$(0.01)	$0.10
Weighted average number of Units outstanding	5,209,307	5,209,307	5,209,307	5,209,307

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2016
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2015	5,209,307	$4,593	$—	$4,593
Distributions to Other Members ($0.25 per Unit)	—	(1,303)	—	(1,303)
Distributions to Managing Member	—	—	(105)	(105)
Net income	—	689	105	794
Balance December 31, 2016	5,209,307	3,979	—	3,979
Distributions to Other Members ($0.35 per Unit)	—	(1,828)	—	(1,828)
Distributions to Managing Member	—	—	(148)	(148)
Net (loss) income	—	(34)	148	114
Balance September 30, 2017 (Unaudited)	5,209,307	$2,117	$—	$2,117

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2017 AND 2016
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating activities:
Net income	$47	$179	$114	$605
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(14)	(77)	(52)	(366)
Depreciation of operating lease assets	77	95	230	297
Amortization of initial direct costs	2	2	6	6
Provision for (reversal of) credit losses	28	—	36	(1)
Provision for losses on investment in securities	11	—	11	16
Unrealized loss on fair value adjustment for warrants	—	—	—	17
Changes in operating assets and liabilities:
Accounts receivable	(78)	(40)	(90)	(4)
Prepaid expenses and other assets	(9)	(9)	(3)	(4)
Accounts payable, Managing Member	(2)	37	(7)	25
Accounts payable, other	—	6	(22)	(15)
Unearned operating lease income	128	143	129	149
Net cash provided by operating activities	190	336	352	725
Investing activities:
Proceeds from sales of lease assets	24	137	104	514
Principal payments received on direct financing leases	—	2	—	8
Net cash provided by investing activities	24	139	104	522
Financing activities:
Distributions to Other Members	(521)	(1,303)	(1,828)	(2,606)
Distributions to Managing Member	(42)	(106)	(148)	(211)
Net cash used in financing activities	(563)	(1,409)	(1,976)	(2,817)
Net decrease in cash and cash equivalents	(349)	(934)	(1,520)	(1,570)
Cash and cash equivalents at beginning of period	761	2,496	1,932	3,132
Cash and cash equivalents at end of period	$412	$1,562	$412	$1,562
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$—	$26	$21

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

As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through September 30, 2017 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of September 30, 2017, 5,209,307 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2017 up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the nine months ended September 30, 2017 and 2016 and long-lived assets as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	For The Nine Months Ended September 30,
	2017	% of Total	2016	% of Total
Revenue
United States	$807	100%	$1,248	99%
United Kingdom	—	0%	14	1%
Total	$807	100%	$1,262	100%

	As of September 30,		As of December 31,
	2017	% of Total	2016	% of Total
Long-lived assets
United States	$1,716	100%	$2,002	100%
United Kingdom	—	0%	2	0%
Total	$1,716	100%	$2,004	100%

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

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, fair value adjustments of $11 thousand and $0 were recorded during the three months ended September 30, 2017 and 2016, respectively, and fair value adjustments of $11 thousand and $16 thousand were recorded during the nine months ended September 30, 2017 and 2016, respectively, to reduce the cost basis of an impaired investment security to zero. There were no sales or dispositions of investments in securities during the three and nine months ended September 30, 2017 and 2016.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. During the nine months ended September 30, 2017 and 2016, the Company recorded unrealized losses of $0 and $17 thousand, respectively, to adjust its warrants to fair value. As of September 30, 2017 and December 31, 2016, the Company had no portfolio of warrants. There were no exercises of warrants, net or otherwise, during the nine months ended September 30, 2017 and 2016.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018,

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method. Management is currently evaluating the impact of this standard on the financial statements and its operational and related disclosure requirements, including the impact on the Company’s current lease portfolio from a lessor perspective. Given the limited changes to lessor accounting, the Company does not expect material changes to recognition or measurement, but we are early in the implementation process and will continue to evaluate the impact. This adoption will primarily result in an increase in the assets and liabilities on the Company’s balance sheet.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is currently evaluating the standard and its operational and related disclosure requirements. The Company’s implementation efforts include the identification of equity securities within the scope of the guidance, the evaluation of the measurement alternative available for equity securities without a readily determinable fair value, and the related impact to accounting policies, presentation and disclosures.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2016	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance September 30, 2017
Net investment in operating leases	$1,996	$(51)	$(230)	$1,715
Assets held for sale or lease, net	1	(1)	—	—
Initial direct costs, net of accumulated amortization of $2 at September 30, 2017 and $36 at December 31, 2016	7	—	(6)	1
Total	$2,004	$(52)	$(236)	$1,716

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three and nine months ended September 30, 2017 and 2016.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $77 thousand and $95 thousand for the respective three months ended September 30, 2017 and 2016, and totaled $230 thousand and $297 thousand for the respective nine months ended September 30, 2017 and 2016.

Initial direct costs amortization expense related to the Company’s operating and direct financing leases amounted to $2 thousand each for the respective three months ended September 30, 2017 and 2016, and $6 thousand each for the respective nine months ended September 30, 2017 and 2016.

All of the leased property was acquired during the years 2005 through 2011.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Reclassifications or Dispositions	Balance September 30, 2017
Transportation, rail	$8,499	$—	$(428)	$8,071
Aviation	1,658	—	—	1,658
Marine vessels	1,415	—	—	1,415
Transportation, other	1,349	—	(126)	1,223
Materials handling	156	—	(129)	27
Manufacturing	10	—	—	10
	13,087	—	(683)	12,404
Less accumulated depreciation	(11,091)	(230)	632	(10,689)
Total	$1,996	$(230)	$(51)	$1,715

The average estimated residual value for assets on operating leases was 8% of the assets’ original cost at both September 30, 2017 and December 31, 2016. There were no operating lease contracts placed in non-accrual status at September 30, 2017 and December 31, 2016.

At September 30, 2017, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

Operating Leases
Three months ending December 31, 2017	$279
Year ending December 31, 2018	418
2019	312
2020	258
2021	76
$1,343

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Marine vessels	20 – 30
Aviation	15 – 20
Manufacturing	10 – 15
Materials handling	7 – 10
Transportation, other	7 – 10

4. Allowance for credit losses:

The Company’s allowance for credit losses totaled $36 thousand and $1 thousand at September 30, 2017 and December 31, 2016, respectively. All of such allowance was related to delinquent operating lease receivables.

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of September 30, 2017, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Costs reimbursed to Managing Member and/or affiliates	$42	$36	$141	$102
Asset management fees to Managing Member	8	14	33	63
	$50	$50	$174	$165

6. Commitments:

At September 30, 2017, the Company had no commitments to either purchase lease assets or fund loans.

7. Members’ capital:

A total of 5,209,307 Units were issued and outstanding as of September 30, 2017 and December 31, 2016. The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated the sales of Units effective April 30, 2006.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Distributions	$—	$—	$1,828	$1,303
Weighted average number of Units outstanding	5,209,307	5,209,307	5,209,307	5,209,307
Weighted average distributions per Unit	$—	$—	$0.35	$0.25

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Members’ capital: - (continued)

The regular monthly distributions were discontinued in 2013 as the Company entered its liquidation phase. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

8. Fair value measurements:

At September 30, 2017 and December 31, 2016, only the Company’s warrants were measured on a recurring basis and the calculated fair value of the Company’s warrant portfolio was $0 at both September 30, 2017 and December 31, 2016. In addition, certain investment securities deemed impaired were measured at fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016.

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

During the three months ended September 30, 2017 and 2016, the Company recorded non-recurring fair value adjustments of $11 thousand and $0, respectively, and during the nine months ended September 30, 2017 and 2016, the Company recorded $11 thousand and $16 thousand, respectively, to the Company’s investment in securities to reduce the cost basis of an impaired investment security to zero. The reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

8. Fair value measurements: - (continued)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at September 30, 2017 and December 31, 2016 (in thousands):

	Fair Value Measurements at September 30, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$412	$412	$—	$—	$412
Investment in securities	11	—	—	11	11

	Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,932	$1,932	$—	$—	$1,932
Investment in securities	22	—	—	22	22

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

Results of Operations

The three months ended September 30, 2017 versus the three months ended September 30, 2016

The Company had net income of $47 thousand and $179 thousand for the respective three months ended September 30, 2017 and 2016. The results for the third quarter of 2017 reflects a decrease in total revenues and an increase in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the third quarter of 2017 decreased by $99 thousand, or 27%, as compared to the prior year period. Such decrease was largely attributable to a decrease in the gain on sales of lease assets totaling $63 thousand, or 82%, primarily due to lower volume and a change in the mix of assets sold; and a $37 thousand, or 13%, decrease in operating lease revenue, primarily a result of continued run-off of the portfolio of lease assets.

Expenses

Total operating expenses for the third quarter of 2017 increased by $35 thousand, or 19%, as compared to the prior year period. Such net increase was primarily due to a $28 thousand, or 100%, increase in the provision for credit losses, relating to loss estimate from certain customers; an $11 thousand, or 100%, increase in the provision for losses on investment in securities, due to the fair value adjustment to reduce the cost basis of an impaired investment security; a $10 thousand, or 100%, increase in taxes on income and franchise fees, due to year over year differences in estimated tax liability related to prior year tax payment; and a $9 thousand, or 1.5 times, increase in expenditures for outside services, indicative of additional efforts required to comply with certain regulatory requirements, offset in part by, an $18 thousand, or 19%, decrease in depreciation expense, the result of continuing run-off of the portfolio of lease assets; and a $6 thousand, or 43%, decline in asset management fees to Managing Member, directly attributable to a reduced level of assets under management and associated operating lease revenues.

The nine months ended September 30, 2017 versus the nine months ended September 30, 2016

The Company had net income of $114 thousand and $605 thousand for the nine months ended September 30, 2017 and 2016, respectively. The results for the third quarter of 2017 reflects a decrease in total revenues and an increase in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the nine months ended September 30, 2017 decreased by $455 thousand, or 36%, as compared to the prior year period. Such decrease was largely due to a $314 thousand, or 86%, reduction in gain on sales of lease assets primarily due to lower volume and a change in the mix of assets sold; and a $156 thousand, or 17%, decrease in operating lease revenues primarily a result of continued portfolio run-off and sales of lease assets, offset in part, by an increase in the fair value adjustment for warrants of $17 thousand, or 100%.

Expenses

Total operating expenses for the nine months ended September 30, 2017 increased by $39 thousand, or 6%, as compared to the prior year period. Such increase was primarily due to a $39 thousand, or 38%, increase in costs reimbursed to AFS and/or affiliates, due to higher indirect costs allocated by the Manager, a result of refinement of cost allocation methodology; a $37 thousand increase in the provision for credit losses, relating to loss estimate from certain customers; a $32 thousand, or 103%, increase in expenditures for outside services, indicative of additional efforts required to comply with certain regulatory requirements; a $23 thousand, or 100%, increase in taxes on income and franchise fees, due to year over year differences in estimated tax liability related to prior year tax payment; and a $5 thousand, or 83%, increase in printing and photocopying expenses for investor related services, offset in part, by a $67 thousand, or 23%, decrease in period over period depreciation expense, the result of continuing run-off of the portfolio of lease assets; and a $30 thousand, or 48%, decrease in asset management fees, associated with a continued decline in the portfolio of managed assets, and the related lease revenue.

Capital Resources and Liquidity

At September 30, 2017 and December 31, 2016, the Company’s cash and cash equivalents totaled $412 thousand and $1.9 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net cash provided by (used in):
Operating activities	$190	$336	$352	$725
Investing activities	24	139	104	522
Financing activities	(563)	(1,409)	(1,976)	(2,817)
Net decrease in cash and cash equivalents	$(349)	$(934)	$(1,520)	$(1,570)

The three months ended September 30, 2017 versus the three months ended September 30, 2016

During the respective three month periods ended September 30, 2017 and 2016, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. In addition, the Company realized $24 thousand and $137 thousand from the sale or disposition of equipment during the respective three months ended September 30, 2017 and 2016.

During the same respective periods, $563 thousand and $1.4 million cash distributions were made to the Other Members and Managing Members for each period.

The nine months ended September 30, 2017 versus the nine months ended September 30, 2016

During the nine months ended September 30, 2017 and 2016, the Company’s primary source of liquidity has been cash flows from its portfolio of operating lease contracts. In addition, the Fund realized $104 thousand and $514 thousand of proceeds from sales of equipment during the respective nine months ended September 30, 2017 and 2016.

During the same respective periods, $2.0 million and $2.8 million cash distributions were made to the Other Members and Managing Members for each period.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30, 2017, the Company had no commitments to purchase lease assets or fund loans.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 9, 2017

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