Form 10-K
period 2017-12-31
ATEL Capital Equipment Fund XI, LLC
filed 2018-03-27
CIK 1297667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2017
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

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2018 was 5,209,307.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. As of December 31, 2017, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $52.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 5,209,307 Units were issued and outstanding.

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

The Company only purchased equipment under pre-existing leases or for which a lease would be entered into concurrently at the time of the purchase. Through December 31, 2017, the Company purchased equipment with a total acquisition price of $67.5 million. The Company had also loaned $14.5 million for notes receivable secured by various assets.

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

Equipment Leasing Activities

The Company acquired a diversified portfolio of equipment. The equipment was leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2017 and the industries to which the assets have been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$20,589	30.48%
Construction	12,649	18.73%
Transportation, other	12,290	18.19%
Transportation, rail	11,924	17.65%
Mining	2,893	4.28%
Logging and lumber	2,001	2.96%
Aviation	1,658	2.45%
Marine vessels	1,415	2.09%
Manufacturing	1,172	1.74%
Other	958	1.43%
	$67,549	100.00%

Industry Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$11,924	17.65%
Transportation services	11,460	16.97%
Manufacturing	9,390	13.90%
Paper products	8,886	13.15%
Mining	8,610	12.75%
Health services	4,967	7.35%
Food products	3,795	5.62%
Natural gas	2,893	4.28%
Chemical products	2,139	3.17%
Wood/Lumber products	1,677	2.48%
Other	1,808	2.68%
	$67,549	100.00%

From inception to December 31, 2017, the Company has disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$20,202	$3,768	$22,693
Construction	12,662	9,029	7,738
Transportation, other	11,122	2,079	11,947
Transportation, rail	3,910	1,120	4,308
Mining	2,893	1,908	2,517
Logging and lumber	2,001	739	1,805
Manufacturing	953	246	1,384
Other	723	106	1,134
	$54,466	$18,995	$53,526

For further information regarding the Company’s equipment lease portfolio as of December 31, 2017, see Note 4 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

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

Holders

As of December 31, 2017, a total of 1,215 investors were Unitholders of record in the Company.

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

Disclosure

The estimated value per Unit has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2017.

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

Specifics Underlying Valuation Methodology: Notes and Explanation of Valuation Components and Calculation

A.	Fund Assets and Liabilities (other than as specifically identified below): The estimated values for non-interest bearing items such as current assets and liabilities are assumed to equal their reported GAAP balances as an appropriate approximation of their fair values. Debt (interest bearing) is assumed to equal the fair values of the debt as disclosed in the footnotes of the financial statements.
B.	Investments in Leases (net of fees and expenses): The estimated values for Investments in Leases are based on calculating the present value of the projected future cash flows. Projected future cash flows include both the remaining contractual lease payments, plus assumptions on lease renewals and sale value of the residuals. Projected future cash flows are net of projected future fees and expenses including:
•	management fees applicable for the Fund (4.00% of revenue)
•	carried interest applicable for the Fund (7.50% of distributions)
•	operating expenses which are assumed to be 3% of original equipment costs for the Fund

Projected future cash flows have been discounted back to present value at discount rates based on like-term U.S. Treasury yields (as of the valuation date) plus a 400 basis point spread, to account for the credit risk differentials between the instrument being valued and U.S. Treasury security yields.

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 165.9%, based on ATEL’s historical track record as of December 31, 2017.

For Off-Lease:  A fair value of off-lease equipment is based on estimates from ATEL’s seasoned Asset Management Group.

Special Situation Leases:  The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above, due to the specific situations of those leases.

A fair market value of off-lease equipment is based upon estimates from ATEL’s seasoned Asset Management Group.

C.	Investments in Notes Receivable: The estimated values for Investments in Notes Receivable are assumed to approximate the reported GAAP balances.
D.	Investments in Securities: The estimated values for Investments in Securities have been based on the estimated net book value as of the valuation date (with impairment adjustments), plus any unrealized gain on equity. The unrealized gain on equity is based on either: a) the most recent round of financing, b) the most recent 409A valuation provided by the underlying companies of the warrants, or c) the Manager’s estimate of the company valuations based on all available information, including company financials, company valuation reports, public press releases, and other sources.
E.	Warrants Outstanding: The estimated values for Warrants Outstanding considers the reported GAAP balances to be an appropriate approximation of their fair values.
F.	Accrued distributions: Accrued distributions, which are payable to the Unit holders have been removed from the balance sheet liability section because they are not a liability to a third party.

ATEL CAPITAL EQUIPMENT FUND XI, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL CAPITAL EQUIPMENT FUND XI, LLC at December 31, 2017 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $1.06. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL CAPITAL EQUIPMENT FUND XI, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL CAPITAL EQUIPMENT FUND XI, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

From July 2013 through 2015, the Company made semi-annual distributions consistent with a fund in liquidation. The Company made semi-annual distributions at a rate of $0.15 and $0.25 per Unit at June and December 2015, respectively. In addition, the Company made a special distribution at a rate of $0.30 per Unit in June 2015. The

Company made a distribution at a rate of $0.25 per Unit at June 2016. The Company made semi-annual distribution at a rate of $0.25 and $0.10 per Unit at January and June 2017, respectively. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

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

Results of Operations

It is the Company’s objective to maintain a 100% utilization rate for all equipment. All equipment transactions were acquired subject to binding lease commitments. Initial lease terms were generally from 36 to 120 months, and as they expire, the Company attempts to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s leased property was acquired in the years 2005 through 2011. The utilization percentage of existing assets under lease was 100% as of December 31, 2017 and 2016.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2017 and 2016, the Company has not exceeded the annual and/or cumulative limitations discussed above.

2017 versus 2016

The Company had net income of $178 thousand and $794 thousand for the years ended December 31, 2017 and 2016, respectively. The net results for 2017 reflects a decrease in total revenues and an increase in total operating expenses when compared to prior year.

Revenues

Total revenues for 2017 decreased by $587 thousand, or 35%, as compared to prior year. Such decrease was largely attributable to a decrease in the gain on sales of lease assets totaling $409 thousand, or 87%, primarily due to lower volume and a change in the mix of assets sold; a $204 thousand, or 17%, decrease in operating lease revenue, primarily a result of continued run-off of the portfolio of lease assets, offset in part, by a change in the fair value adjustment for warrants of $27 thousand, or 100%.

Expenses

Total operating expenses for 2017 increased by $34 thousand, or 4%, as compared to prior year. Such net increase was primarily due to a $43 thousand, or 31%, increase in costs reimbursed to AFS and/or affiliates, due to higher costs allocated by the Manager, a result of refinement of cost allocation methodology; a $36 thousand, or 69%, increase in expenditures for outside services, indicative of additional efforts required to comply with certain regulatory requirements; a $33 thousand, or 100%, increase in the provision for credit losses, relating to loss estimate from certain customers; a $30 thousand, or 100%, increase in taxes on income and franchise fees, due to year over year differences in estimated tax liability related to prior year tax payment; an $18 thousand, or 14%, increase in professional fees, due to year over year differences in timing and related billing for professional audit services, offset in part by, an $84 thousand, or 22%, decrease in period over period depreciation expense, the result of continuing run-off of the portfolio of lease assets; and a $39 thousand, or 44%, decrease in asset management fees to Managing Member, directly attributable to a reduced level of assets under management and associated operating lease revenues.

Capital Resources and Liquidity

At December 31, 2017 and 2016, the Company’s cash and cash equivalents totaled $586 thousand, and $1.9 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2017	2016
Net cash provided by (used in):
Operating activities	$510	$836
Investing activities	120	780
Financing activities	(1,976)	(2,816)
Net decrease in cash and cash equivalents	$(1,346)	$(1,200)

2017 versus 2016

During 2017 and 2016, the Company’s primary sources of liquidity were cash flows from its portfolio of operating lease contracts. In addition, the Company realized $120 thousand and $772 thousand of proceeds from sales or dispositions of equipment for the respective years ended December 31, 2017 and 2016.

During 2017 and 2016, cash was primarily used to pay distributions to both the Other Members and the Managing Member, totaling $2.0 million and $2.8 million, respectively. Additionally, during 2017 and 2016, cash was used to pay invoices related to management fees and expenses, and other payables.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2017, the Company had no commitments to purchase lease assets or to fund loans.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 28.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund XI, LLC

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund XI, LLC (the “Company”) as of December 31, 2017 and 2016, the related statements of income, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Management of the Company’s Managing Member. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP
San Francisco, California March 26, 2018

We have served as the Company’s auditor since 2007.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

DECEMBER 31, 2017 AND 2016
(In Thousands)

	2017	2016
ASSETS
Cash and cash equivalents	$586	$1,932
Accounts receivable, net of allowance for doubtful accounts of $33 as of December 31, 2017 and $1 as of December 31, 2016	66	111
Investment in securities	11	22
Investments in equipment and leases, net of accumulated depreciation of $10,716 as of December 31, 2017 and $11,215 as of December 31, 2016	1,633	2,004
Prepaid expenses and other assets	33	32
Total assets	$2,329	$4,101
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$16	$31
Affiliates	36	—
Other	82	78
Unearned operating lease income	14	13
Total liabilities	148	122
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	2,181	3,979
Total Members’ capital	2,181	3,979
Total liabilities and Members’ capital	$2,329	$4,101

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In Thousands Except for Units and Per Unit Data)

	2017	2016
Revenues:
Leasing activities:
Operating leases	$1,001	$1,205
Direct financing leases	—	2
Gain on sales of lease assets	61	470
Unrealized loss on fair value adjustment for warrants	—	(27)
Other	8	7
Total revenues	1,070	1,657
Expenses:
Depreciation of operating lease assets	306	390
Asset management fees to Managing Member	49	88
Cost reimbursements to Managing Member and/or affiliates	183	140
Provision for credit losses	33	—
Provision for losses on investment in securities	11	16
Amortization of initial direct costs	6	8
Professional fees	143	125
Outside services	88	52
Taxes on income and franchise fees	30	—
Printing and photocopying	17	9
Other	29	33
Total operating expenses	895	861
Other income (loss), net	3	(2)
Net income	$178	$794
Net income:
Managing Member	$148	$105
Other Members	30	689
	$178	$794
Net income per Limited Liability Company Unit (Other Members)	$0.01	$0.13
Weighted average number of Units outstanding	5,209,307	5,209,307

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2015	5,209,307	$4,593	$—	$4,593
Distributions to Other Members ($0.25 per Unit)	—	(1,303)	—	(1,303)
Distributions to Managing Member	—	—	(105)	(105)
Net income	—	689	105	794
Balance December 31, 2016	5,209,307	3,979	—	3,979
Distributions to Other Members ($0.35 per Unit)	—	(1,828)	—	(1,828)
Distributions to Managing Member	—	—	(148)	(148)
Net income	—	30	148	178
Balance December 31, 2017	5,209,307	$2,181	$—	$2,181

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(In Thousands)

	2017	2016
Operating activities:
Net income	$178	$794
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(61)	(470)
Depreciation of operating lease assets	306	390
Amortization of initial direct costs	6	8
Provision for credit losses	33	—
Provision for losses on investment in securities	11	16
Unrealized loss on fair value adjustment for warrants	—	27
Changes in operating assets and liabilities:
Accounts receivable	12	45
Prepaid expenses and other assets	(1)	(1)
Accounts payable, Managing Member	(15)	30
Accounts payable, affiliates	36	—
Accounts payable, other	4	(2)
Unearned operating lease income	1	(1)
Net cash provided by operating activities	510	836
Investing activities:
Proceeds from sales of lease assets	120	772
Principal payments received on direct financing leases	—	8
Net cash provided by investing activities	120	780
Financing activities:
Distributions to Other Members	(1,828)	(2,606)
Distributions to Managing Member	(148)	(210)
Net cash used in financing activities	(1,976)	(2,816)
Net decrease in cash and cash equivalents	(1,346)	(1,200)
Cash and cash equivalents at beginning of year	1,932	3,132
Cash and cash equivalents at end of year	$586	$1,932
Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$26	$21

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. As of December 31, 2017, cumulative gross contributions, less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable), totaling $52.2 million (inclusive of the $500 initial Member’s capital investment) have been received. As of the same date, 5,209,307 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2017 and 2016, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts may have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2017, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell.

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

Asset valuation:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than the net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances.

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

The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the years ended December 31, 2017 and 2016 and long-lived assets as of December 31, 2017 and 2016 (dollars in thousands):

	For The Year Ended December 31,
	2017	% of Total	2016	% of Total
Revenue
United States	$1,070	100%	$1,639	99%
United Kingdom	—	0%	18	1%
Total	$1,070	100%	$1,657	100%

	As of December 31,
	2017	% of Total	2016	% of Total
Long-lived assets
United States	$1,633	100%	$2,002	100%
United Kingdom	—	0%	2	0%
Total	$1,633	100%	$2,004	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

Purchased securities

Purchased securities are generally not registered for public sale and are carried at cost. Such securities are adjusted to fair value if the fair value is less than the carrying value and such impairment is deemed by the Managing Member to be other than temporary. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital. Based upon the Company’s review of its portfolio, fair value adjustments of $11 thousand and $16 thousand were recorded during 2017 and 2016, respectively, relative to an impaired investment. There were no sales or dispositions of securities during 2017 and 2016.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. During 2017 and 2016, respectively, the Company recorded unrealized losses of $0 and $27 thousand on fair value adjustment of its warrants. As of December 31, 2017 and 2016, the Managing Member estimated the fair value of the warrants to be $0. There were no net exercises of warrants during 2017 and 2016.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company’s foreign currency translations gains and losses were nominal during 2017 and 2016.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Review Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states, which levy income taxes on partnerships. For the years ended December 31, 2017 and 2016, the current provision for state income taxes was approximately $30 thousand and $0, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2017 and 2016 as follows (in thousands):

	2017	2016
Financial statement basis of net assets	$2,181	$3,979
Tax basis of net assets (unaudited)	8,325	9,821
Difference	$(6,144)	$(5,842)

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax returns (unaudited) for the years ended December 31, 2017 and 2016, respectively (in thousands):

	2017	2016
Net income per financial statements	$178	$794
Tax adjustments (unaudited):
Adjustment to depreciation expense	259	226
Provision for doubtful accounts	33	—
Adjustments to revenues	1	(154)
Adjustments to gain on sales of assets	59	289
Other	10	16
Income per federal tax return (unaudited)	$540	$1,171

Other income (loss), net:

Other income (loss), net is solely comprised of net gains and losses on foreign currency transactions.

Per unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the year.

Recent accounting pronouncements:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-15 —  Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on its financial statements and disclosures.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting under GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

effectively obtains control of the underlying assets. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method.

Management is currently evaluating the impact of this standard on the financial statements and its operational and related disclosure requirements, including the impact on the Company’s current lease portfolio from a lessor perspective. Given the limited changes to lessor accounting, Management does not expect material changes to recognition or measurement, but the Company is early in the implementation process and will continue to evaluate the impact.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on its financial statements and disclosures.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance is effective for the Company beginning on January 1, 2018. Management’s evaluation of the impact of such adoption on the financial statements of the Fund indicates that such impact is non-material as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees and provides debt financing to borrowers in diversified industries. Leases and notes receivable are subject to AFS’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2017 and 2016, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	2017	2016
Transportation, rail	65%	65%
Manufacturing	25%	25%

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

3. Concentration of credit risk and major customers: - (continued)

During 2017 and 2016, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing revenues, excluding gains or losses on disposition of assets, as follows:

		Percentage of Total Leasing Revenues
Lessee	Type of Equipment	2017	2016
Union Pacific	Transportation, rail	34%	31%
Kirby Inland Marine, LP	Marine vessels	19%	21%
Aircraft Service International, Inc.	Aviation	18%	15%
Tyson Foods, Inc.	Transportation, other	16%	13%

4. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2016	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2017
Net investment in operating leases	$1,996	$(58)	$(306)	$1,632
Assets held for sale or lease, net	1	(1)	—	—
Initial direct costs, net of accumulated amortization of $2 at December 31, 2017 and $36 at December 31, 2016	7	—	(6)	1
Total	$2,004	$(59)	$(312)	$1,633

Impairment of investments in leases and assets held for sale or lease:

Management determined that no impairment losses existed during the years ended December 31, 2017 and 2016.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $306 thousand and $390 thousand for the respective years ended December 31, 2017 and 2016. IDC amortization expense related to the Company’s operating and direct financing leases totaled $6 thousand and $8 thousand for the respective years ended December 31, 2017 and 2016.

All of the leased property was acquired during the years 2005 through 2011.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investments in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2016	Additions	Reclassifications or Dispositions	Balance December 31, 2017
Transportation, rail	$8,499	$—	$(484)	$8,015
Aviation	1,658	—	—	1,658
Marine vessels	1,415	—	—	1,415
Transportation, other	1,349	—	(126)	1,223
Materials handling	156	—	(129)	27
Manufacturing	10	—	—	10
	13,087	—	(739)	12,348
Less accumulated depreciation	(11,091)	(306)	681	(10,716)
Total	$1,996	$(306)	$(58)	$1,632

The average estimated residual value for assets on operating leases was 8.0% and 7.7% of the assets’ original cost at December 31, 2017 and 2016, respectively. There were no operating lease contracts placed in non-accrual status at December 31, 2017 and 2016.

At December 31, 2017, the aggregate amounts of future minimum operating lease payments receivable are as follows (in thousands):

Operating Leases
Year ending December 31, 2018	$675
2019	310
2020	256
2021	76
$1,317

The useful lives for each category of leases is reviewed at a minimum of once per quarter. At both December 31, 2017 and 2016, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2017, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees and billed for reimbursements pursuant to the Operating Agreement as follows during each of the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Costs reimbursed to Managing Member and/or affiliates	$183	$140
Asset management fees to Managing Member	49	88
	$232	$228

6. Commitments:

At December 31, 2017, the Company had no commitments to either purchase lease assets or to fund loans.

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

8. Members’ capital:

Units issued and outstanding were 5,209,307 at both December 31, 2017 and 2016. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated sales of Units effective April 30, 2006.

The Company has the right, exercisable in the Manager’s discretion, but not the obligation, to repurchase Units of a Unitholder who ceases to be a U.S. Citizen, for a price equal to 100% of the holder’s capital account. The Company is

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

8. Members’ capital: - (continued)

otherwise permitted, but not required, to repurchase Units upon a holder’s request. The repurchase of Fund Units is made in accordance with Section 13 of the Amended and Restated Limited Liability Company Operating Agreement. The repurchase would be at the discretion of the Manager on terms it determines to be appropriate under given circumstances, in the event that the Manager deems such repurchase to be in the best interest of the Company; provided, the Company is never required to repurchase any Units. Upon the repurchase of any Units by the Fund, the tendered Units are cancelled. Units repurchased in prior periods were repurchased at amounts representing the original investment less cumulative distributions made to the Unitholder with respect to the Units. All Units repurchased during a quarter are deemed to be repurchased effective the last day of the preceding quarter, and are not deemed to be outstanding during, or entitled to allocations of net income, net loss or distributions for the quarter in which such repurchase occurs. There were no Units repurchased during 2017 and 2016.

During the years ended December 31, 2017 and 2016, distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2017	2016
Distributions	$1,828	$1,303
Weighted average number of Units outstanding	5,209,307	5,209,307
Weighted average distributions per Unit	$0.35	$0.25

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

At December 31, 2017 and 2016, only the Company’s warrants were measured on a recurring basis. During the same comparative years, the Company recorded non-recurring adjustments to reduce the cost basis of certain impaired investment securities.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

9. Fair value measurements: - (continued)

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2017 and 2016, the calculated fair value of the Fund’s warrant portfolio was $0. Such valuations are classified within Level 3 of the valuation hierarchy.

The following table reconciles the beginning and ending balances of the Company’s Level 3 recurring assets (in thousands):

Level 3 Assets
2016
Fair value of warrants at beginning of year	$27
Unrealized loss on fair value adjustment for warrants	(27)
Fair value of warrants at end of year	$—

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

During 2017 and 2016, the Company recorded fair value adjustments of $11 thousand and $16 thousand, respectively, to reduce the cost basis of an impaired investment security to zero. The reduction in value was based on a market approach technique and uses inputs that reflect qualitative and quantitative information provided by the management of the investee, which indicated reduced growth opportunity and eventual reduction in cash flows and revenues.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

9. Fair value measurements: - (continued)

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

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2017 and 2016 (in thousands):

	Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$586	$586	$—	$—	$586
Investment in securities	11	—	—	11	11

	Fair Value Measurements at December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,932	$1,932	$—	$—	$1,932
Investment in securities	22	—	—	22	22

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2017. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2017.

This annual report does not include an audit report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s internal control over financial reporting was not subject to audit by the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which exempts non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 67, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 64, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 59, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2017.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Managing Member, AFS, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2017 and 2016 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 5 thereof, which information is hereby incorporated by reference.

Selling Commissions

The Company paid selling commissions in the amount of 9% of Gross Proceeds, as defined, to ASC, an affiliate of AFS.

Through December 31, 2017, $4.7 million of such commissions had been paid to AFS or its affiliate. Of that amount, $3.9 million has been re-allowed to other broker/dealers.

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

Managing Member’s Interest in Operating Proceeds

AFS receives an allocation of all 7.5% of all Company net income, net loss and investment tax credits corresponding to its Carried Interest in Distributions and the remaining 92.5% is allocated among the Members. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2017 and 2016.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2017, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2017 and 2016, the Company incurred audit fees with its principal auditors totaling $97 thousand and $79 thousand, respectively.

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

Date: March 26, 2018

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 26, 2018
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 26, 2018
/s/ Samuel Schussler Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 26, 2018

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.