Form 10-Q
period 2018-03-31
ATEL Capital Equipment Fund XI, LLC
filed 2018-05-15
CIK 1297667

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2018

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

The number of Limited Liability Company Units outstanding as of April 30, 2018 was 5,209,307.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

MARCH 31, 2018 AND DECEMBER 31, 2017
(In Thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$947	$586
Accounts receivable, net	1	66
Investment in securities	11	11
Investments in equipment and leases, net	1,505	1,633
Prepaid expenses and other assets	29	33
Total assets	$2,493	$2,329
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$8	$16
Affiliates	40	36
Other	67	82
Unearned operating lease income	26	14
Total liabilities	141	148
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	2,352	2,181
Total Members’ capital	2,352	2,181
Total liabilities and Members’ capital	$2,493	$2,329

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED
MARCH 31, 2018 AND 2017
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Leasing and lending activities:
Operating leases	$275	$244
Gain on sales of lease assets	108	14
Other	1	2
Total revenues	384	260
Expenses:
Depreciation of operating lease assets	85	77
Asset management fees to Managing Member	8	10
Cost reimbursements to Managing Member and/or affiliates	48	52
Reversal of provision for credit losses	(33)	(1)
Amortization of initial direct costs	—	2
Professional fees	57	56
Outside services	30	25
Taxes on income and franchise fees	7	7
Insurance	5	10
Other	7	5
Total operating expenses	214	243
Other income, net	1	1
Net income	$171	$18
Net income (loss):
Managing Member	$—	$106
Other Members	171	(88)
	$171	$18
Net income (loss) per Limited Liability Company Unit (Other Members)	$0.03	$(0.02)
Weighted average number of Units outstanding	5,209,307	5,209,307

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE THREE MONTHS ENDED MARCH 31, 2018
(In Thousands Except for Units and Per Unit Data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2016	5,209,307	$3,979	$—	$3,979
Distributions to Other Members ($0.35 per Unit)	—	(1,828)	—	(1,828)
Distributions to Managing Member	—	—	(148)	(148)
Net income	—	30	148	178
Balance December 31, 2017	5,209,307	2,181	—	2,181
Net income	—	171	—	171
Balance March 31, 2018 (Unaudited)	5,209,307	$2,352	$—	$2,352

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED
MARCH 31, 2018 AND 2017
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$171	$18
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(108)	(14)
Depreciation of operating lease assets	85	77
Amortization of initial direct costs	—	2
Reversal of provision for credit losses	(33)	(1)
Changes in operating assets and liabilities:
Accounts receivable	98	(59)
Prepaid expenses and other assets	4	4
Accounts payable, Managing Member	(8)	24
Accounts payable, affiliates	4	—
Accounts payable, other	(15)	(16)
Unearned operating lease income	12	131
Net cash provided by operating activities	210	166
Investing activities:
Proceeds from sales of lease assets	151	44
Net cash provided by investing activities	151	44
Financing activities:
Distributions to Other Members	—	(1,305)
Distributions to Managing Member	—	(106)
Net cash used in financing activities	—	(1,411)
Net increase (decrease) in cash and cash equivalents	361	(1,201)
Cash and cash equivalents at beginning of period	586	1,932
Cash and cash equivalents at end of period	$947	$731
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$7	$6

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

As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through March 31, 2018 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $636 thousand. As of March 31, 2018, 5,209,307 Units were issued and outstanding.

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

The Company’s unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2018 up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates primarily relate to the determination of residual values at the end of the lease term and expected future cash flows used for impairment analysis purposes, and for determination of the allowance for doubtful accounts.

Segment reporting:

The Company is not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operates in one reportable operating segment in the United States.

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. Due to asset dispositions over the life of the fund, all current leases are located in the United States.

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants in connection with its lending arrangements.

Purchased securities

The Company’s investment securities whether registered or not registered for public sale are carried at fair value. The Company’s investment securities with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s investment securities that do not have readily determinable fair values are measured at fair value or at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

Based upon the Company’s review of its portfolio, there were no fair value adjustments recorded during either the three months ended March 31, 2018, or 2017. There were no sales or dispositions of investments in securities during the three months ended March 31, 2018 and 2017.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. As of March 31, 2018 and December 31, 2017, the Managing Member estimated the fair value of the warrants to be $0. There were no exercises of warrants, net or otherwise, during the three months ended March 31, 2018 and 2017.

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

The Company’s valuation policy is determined by members of the Asset Management, Credit and Accounting departments. The Company elected to record equity investments without readily determinable fair values at cost, less impairment, and adjusted for changes in observable prices. Any changes in the basis of these equity investments are reported in current earnings. Whenever possible, the policy is to obtain quoted market prices in active markets to estimate fair values for recognition and disclosure purposes. Where quoted market prices in active markets are not available, fair values are estimated using discounted cash flow analyses, broker quotes, information from third party remarketing agents, third party appraisals of collateral and/or other valuation techniques. These techniques are significantly affected by certain of the Company’s assumptions, including discount rates and estimates of future cash flows. Potential taxes and other transaction costs are not considered in estimating fair values. As the Company is responsible for determining fair value, an analysis is performed on prices obtained from third parties. Such analysis is performed by asset management and credit department personnel who are familiar with the Company’s investments in equipment, and equity securities of venture companies. The analysis may include a periodic review of price fluctuations and validation of numbers obtained from a specific third party by reference to multiple representative sources.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting under GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lesseeeffectively obtains control of the underlying assets. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method. Management is currently evaluating the impact of this standard on the financial statements and its operational and related disclosure requirements, including the impact on the Company’s current lease portfolio from a lessor perspective. Given the limited changes to lessor accounting, Management does not expect material changes to recognition or measurement, but the Company is early in the implementation process and will continue to evaluate the impact.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016- 01”). The new standard provides guidance related to accounting for equity investments and financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, and (v) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on its financial statements and disclosures.

The Company elected to record equity investments without readily determinable fair values at cost, less impairment, and adjusted for changes in observable prices. Any changes in the basis of these equity investments are reported in current earnings. The Company’s accounting for equity investments without readily determinable fair values is addressed in note 7.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance is effective for the Company beginning on January 1, 2018. Management’s evaluation of the impact of such adoption on the financial statements of the Fund indicated that such impact is immaterial as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues since leases are not included within the scope of Topic 825.

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2017	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance March 31, 2018
Net investment in operating leases	$1,633	$(43)	$(85)	$1,505
Assets held for sale or lease, net	—	(1)	1	—
Total	$1,633	$(44)	$(84)	$1,505

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2018 and 2017.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $85 thousand and $77 thousand for the respective three months ended March 31, 2018 and 2017.

All of the leased property was acquired during the years 2005 through 2011.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance March 31, 2018
Transportation, rail	$8,015	$—	$(545)	$7,470
Aviation	1,658	—	—	1,658
Marine vessels	1,415	—	—	1,415
Transportation, other	1,223	—	—	1,223
Materials handling	27	—	—	27
Manufacturing	10	—	—	10
	12,348	—	(545)	11,803
Less accumulated depreciation	(10,716)	(85)	503	(10,298)
Total	$1,632	$(85)	$(42)	$1,505

The average estimated residual value for assets on operating leases was 8% of the assets’ original cost at both March 31, 2018 and December 31, 2017. There were no operating lease contracts placed in non-accrual status at March 31, 2018 and December 31, 2017.

At March 31, 2018, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

Operating Leases
Nine months ending December 31, 2018	$677
Year ending December 31, 2019	299
2020	249
2021	74
$1,299

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 40
Marine vessels	20 – 30
Aviation	15 – 20
Manufacturing	10 – 15
Materials handling	7 – 10
Transportation, other	7 – 10

4. Related party transactions:

The terms of the Operating Agreement provide that AFS and/or affiliates are entitled to receive certain fees for equipment management and resale, and for management of the Company.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

4. Related party transactions: - (continued)

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of March 31, 2018, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows during the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Costs reimbursed to Managing Member and/or affiliates	$48	$52
Asset management fees to Managing Member	8	10
	$56	$62

5. Commitments:

At March 31, 2018, the Company had no commitments to either purchase lease assets or fund loans.

6. Members’ capital:

A total of 5,209,307 Units were issued and outstanding as of March 31, 2018 and December 31, 2017. The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated sales of Units effective April 30, 2006.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended March 31,
	2018	2017
Distributions	$—	$1,305
Weighted average number of Units outstanding	5,209,307	5,209,307
Weighted average distributions per Unit	$—	$0.25

The regular monthly distributions were discontinued in 2013 as the Company entered its liquidation phase. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Fair value measurements:

Under applicable accounting standards, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

At March 31, 2018 and December 31, 2017, the Company’s warrants were measured on a recurring basis.

Such fair value adjustments utilized the following methodology:

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at March 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$947	$947	$—	$—	$947

	Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$586	$586	$—	$—	$586
Investment in securities	11	—	—	11	11

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

Results of Operations

The three months ended March 31, 2018 versus the three months ended March 31, 2017

The Company had net income of $171 thousand and $18 thousand for the respective three month periods ended March 31, 2018 and 2017. The results for the first quarter of 2018 reflect an increase in total revenues and a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2018 increased by $124 thousand, or 48%, as compared to the prior year period. This was largely attributable to an increase in gains recognized on the sale of lease assets of $94 thousand, or 7 times, due to a higher volume and a change in the mix of assets sold; and an increase in operating lease revenue of $31 thousand, or 13%, the result of an extension of a lease contract.

Expenses

Total operating expenses for the first quarter of 2018 reflected a net decrease of $29 thousand, or 12%, when compared to the prior year period. This decrease was primarily due to a reversal of a provision for credit losses totaling $33 thousand, which was the result of customers fully paying their accounts receivable balances during the current quarter.

Capital Resources and Liquidity

At March 31, 2018 and December 31, 2017, the Company’s cash and cash equivalents totaled $947 thousand and $586 thousand, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$210	$166
Investing activities	151	44
Financing activities	—	(1,411)
Net increase (decrease) in cash and cash equivalents	$361	$(1,201)

The three months ended March 31, 2018 versus the three months ended March 31, 2017

During the respective three month periods ended March 31, 2018 and 2017, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. In addition, the Company realized $151 thousand and $44 thousand from the sale or disposition of equipment during the respective three months ended March 31, 2018 and 2017.

During the period ended March 31, 2017, the Company made $1.4 million of cash distributions to the Other and Managing Members. The Company has not made distributions in 2018 to the Other and Managing Members.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2018, the Company had no commitments to purchase lease assets or fund loans.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes to the Company’s significant accounting policies since December 31, 2017.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 14, 2018

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