Form 10-Q
period 2018-06-30
ATEL Capital Equipment Fund XI, LLC
filed 2018-08-10
CIK 1297667

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2018

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

The number of Limited Liability Company Units outstanding as of July 31, 2018 was 5,194,307.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

JUNE 30, 2018 AND DECEMBER 31, 2017
(In Thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Cash and cash equivalents	$1,158	$586
Accounts receivable, net	91	66
Investment in securities	11	11
Investments in equipment and leases, net	1,395	1,633
Prepaid expenses and other assets	35	33
Total assets	$2,690	$2,329
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$16
Affiliates	13	36
Other	64	82
Unearned operating lease income	30	14
Total liabilities	107	148
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	2,583	2,181
Total Members’ capital	2,583	2,181
Total liabilities and Members’ capital	$2,690	$2,329

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2018 AND 2017
(In Thousands Except for Units and Per Unit Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Leasing and lending activities:
Operating leases	$239	$255	$514	$499
Gain on sales of lease assets	166	24	274	38
Other	8	1	9	3
Total revenues	413	280	797	540
Expenses:
Depreciation of operating lease assets	75	76	160	153
Asset management fees to Managing Member	5	15	13	25
Cost reimbursements to Managing Member and/or affiliates	46	47	94	99
Provision for (reversal of) credit losses	—	9	(33)	8
Amortization of initial direct costs	—	2	—	4
Professional fees	21	45	78	101
Outside services	14	23	44	48
Taxes on income and franchise fees	7	6	14	13
Printing and photocopying	1	3	2	7
Other	5	6	16	17
Total operating expenses	174	232	388	475
Other income, net	—	1	1	2
Net income	$239	$49	$410	$67
Net income (loss):
Managing Member	$—	$42	$—	$148
Other Members	239	7	410	(81)
	$—	$49	$410	$67
Net income (loss) per Limited Liability Company Unit – (Other Members)	$0.05	$0.00	$0.08	$(0.02)
Weighted average number of Units outstanding	5,198,263	5,209,307	5,203,755	5,209,307

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2017
AND FOR THE SIX MONTHS ENDED JUNE 30, 2018
(In Thousands Except for Units and Per Unit Data)

		Amount
	Units	Other Members	Managing Member	Total
Balance December 31, 2016	5,209,307	$3,979	$—	$3,979
Distributions to Other Members ($0.35 per Unit)	—	(1,828)	—	(1,828)
Distributions to Managing Member	—	—	(148)	(148)
Net income	—	30	148	178
Balance December 31, 2017	5,209,307	2,181	—	2,181
Repurchase of Units	(15,000)	(8)	—	(8)
Net income	—	410	—	410
Balance June 30, 2018 (Unaudited)	5,194,307	$2,583	$—	$2,583

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2018 AND 2017
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating activities:
Net income	$239	$49	$410	$67
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(166)	(24)	(274)	(38)
Depreciation of operating lease assets	75	76	160	153
Amortization of initial direct costs	—	2	—	4
Provision for (reversal of) credit losses	—	9	(33)	8
Changes in operating assets and liabilities:
Accounts receivable	(90)	47	8	(12)
Prepaid expenses and other assets	(6)	2	(2)	6
Accounts payable, Managing Member	(8)	(29)	(16)	(5)
Accounts payable, affiliates	(27)	—	(23)	—
Accounts payable, other	(3)	(6)	(18)	(22)
Unearned operating lease income	4	(130)	16	1
Net cash provided by (used in) operating activities	18	(4)	228	162
Investing activities:
Proceeds from sales of lease assets	201	36	352	80
Net cash provided by investing activities	201	36	352	80
Financing activities:
Distributions to Other Members	—	(2)	—	(1,307)
Distributions to Managing Member	—	—	—	(106)
Repurchases of Units	(8)	—	(8)	—
Net cash used in financing activities	(8)	(2)	(8)	(1,413)
Net increase (decrease) in cash and cash equivalents	211	30	572	(1,171)
Cash and cash equivalents at beginning of period	947	731	586	1,932
Cash and cash equivalents at end of period	$1,158	$761	$1,158	$761
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$18	$20	$19	$26
Schedule of non-cash transactions:
Distributions payable to Other Members at period-end	$—	$521	$—	$521
Distributions payable to Managing Member at period-end	$—	$42	$—	$42

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

As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through June 30, 2018 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $651 thousand. As of June 30, 2018, 5,194,307 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2018 up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic regions in which the Company seeks leasing opportunities are North America and Europe. The table below summarizes geographic information relating to the sources, by nation, of the Company’s total revenues for the six months ended June 30, 2018 and 2017 and long-lived assets as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	For The Six Months Ended June 30,
	2018	% of Total	2017	% of Total
Revenue
United States	$797	100%	$533	99%
United Kingdom	—	—	7	1%
Total	$797	100%	$540	100%

	As of June 30,		As of December 31,
	2018	% of Total	2017	% of Total
Long-lived assets
United States	$1,395	100%	$1,633	100%
United Kingdom	—	—	—	0%
Total	$1,395	100%	$1,633	100%

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants in connection with its lending arrangements.

Purchased securities

The Company’s investment securities registered for public sale are carried at fair value. The Company’s investment securities with readily determinable fair values are measured at fair value with any changes in fair value recognized in the Company’s results of operations. The Company’s investment securities that do not have readily determinable fair values are measured at cost minus impairment, and adjusted for changes in observable prices. Factors considered by the Managing Member in determining fair value include, but are not limited to, available financial information, the issuer’s ability to meet its current obligations and indications of the issuer’s subsequent ability to raise capital.

Based upon the Company’s review of its portfolio, there were no fair value adjustments recorded during either the three and six months ended June 30, 2018, or 2017. There were no sales or dispositions of investments in securities during the three and six months ended June 30, 2018 and 2017.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. As of June 30, 2018 and December 31, 2017, the Managing Member estimated the fair value of the warrants to be $0. There were no exercises of warrants, net or otherwise, during the six months ended June 30, 2018 and 2017.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new standard will require lessees to recognize lease assets and lease liabilities arising from operating leases with lease terms greater than 12 months in the statement of financial position. Lessor accounting per ASU 2016-02 is mostly unchanged from the previous lease accounting under GAAP. Certain changes were made to the lessor accounting guidance in order to align the lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. Similar to the previous guidance, lessors will classify leases as operating, direct financing, or sales-type. Lessors in operating leases will continue to recognize the underlying asset and recognize income on a straight-line basis. Lessors determine whether a lease is a sale of the underlying asset based on whether the lessee effectively obtains control of the underlying assets. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. While early adoption is permitted, the Company does not expect to elect that option. The Company expects to adopt the guidance in the first quarter 2019 using the modified retrospective method. Management is currently evaluating the impact of this standard on the financial statements and its operational and related disclosure requirements, including the impact on the Company’s current lease portfolio from a lessor perspective. As part of the adoption of the standard, the Company has selected and is in the process of implementing new lease accounting software. The Company is in the process of identifying and designing appropriate changes to its business processes, systems and controls to support the new standard. Given the limited changes to lessor accounting, Management does not expect material changes to recognition or measurement.

In July 2018, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). The new standard provides a new transition method and practical expedient to simplify the application of the new leasing standard. Under the new transition method, comparative periods presented in the financial statements in the period of adoption will not need to be restated. Instead, a

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

Company would initially apply the new lease requirements at the effective date, and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company would continue to report comparative periods presented in the financial statements in the period of adoption under current GAAP and provide the applicable required disclosures for such periods. The new practical expedient allows lessors to avoid separating lease and associated nonlease components within a contract if certain criteria are met. If elected, lessors will be able to aggregate nonlease components that otherwise would be accounted for under the new revenue standard with the associated lease component if the following conditions are met (1) the timing and pattern of transfer of the nonlease component and the associated lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. The practical expedient may be applied either retrospectively or prospectively. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance is effective for the Company beginning on January 1, 2018. Management’s

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

2. Summary of significant accounting policies: - (continued)

evaluation of the impact of such adoption on the financial statements of the Fund indicated that such impact is immaterial as the new revenue guideline does not affect revenues from leases and loans, which comprise the majority of the Company’s revenues since leases are not included within the scope of Topic 606.

3. Investment in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2017	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance June 30, 2018
Net investment in operating leases	$1,632	$(77)	$(160)	$1,395
Assets held for sale or lease, net	—	1	(1)	—
Initial direct costs, net of accumulated amortization of $0 at June 30, 2018 and $2 at December 31, 2017	1	—	(1)	—
Total	$1,633	$(76)	$(162)	$1,395

Impairment of investments in leases and assets held for sale or lease:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three and six months ended June 30, 2018 and 2017.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $75 thousand and $76 thousand for the respective three months ended June 30, 2018 and 2017, and totaled $160 thousand and $153 thousand for the respective six months ended June 30, 2018 and 2017.

Initial direct costs amortization expense related to the Company’s operating and direct financing leases amounted to $0 and $2 thousand for the respective three months ended June 30, 2018 and 2017, and totaled $0 and $4 thousand for the respective six months ended June 30, 2018 and 2017.

All of the leased property was acquired during the years 2005 through 2011.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. Investment in equipment and leases, net: - (continued)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance June 30, 2018
Transportation, rail	$8,015	$—	$(1,018)	$6,997
Aviation	1,658	—	—	1,658
Marine vessels	1,415	—	—	1,415
Transportation, other	1,223	—	—	1,223
Materials handling	27	—	—	27
Manufacturing	10	—	(10)	—
	12,348	—	(1,028)	11,320
Less accumulated depreciation	(10,716)	(160)	951	(9,925)
Total	$1,632	$(160)	$(77)	$1,395

The average estimated residual value for assets on operating leases was 8% of the assets’ original cost at both June 30, 2018 and December 31, 2017. There were no operating lease contracts placed in non-accrual status at June 30, 2018 and December 31, 2017.

At June 30, 2018, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

Operating Leases
Six months ending December 31, 2018	$277
Year ending December 31, 2019	295
2020	246
2021	73
$891

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2018, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of June 30, 2018, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows during the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Costs reimbursed to Managing Member and/or affiliates	$46	$47	$94	$99
Asset management fees to Managing Member	5	15	13	25
	$51	$62	$107	$124

5. Commitments:

At June 30, 2018, the Company had no commitments to either purchase lease assets or fund loans.

6. Members’ capital:

A total of 5,194,307 and 5,209,307 Units were issued and outstanding as of June 30, 2018 and December 31, 2017, respectively. The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated sales of Units effective April 30, 2006.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Distributions	$—	$523	$—	$1,828
Weighted average number of Units outstanding	5,198,263	5,209,307	5,203,755	5,209,307
Weighted average distributions per Unit	$—	$0.10	$—	$0.35

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7. Fair value measurements: - (continued)

At June 30, 2018 and December 31, 2017, the Company’s warrants were measured on a recurring basis.

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

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of June 30, 2018 and December 31, 2017, the calculated fair values of the Company's warrant portfolio were deemed nominal.

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic of the FASB Accounting Standards Codification at June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at June 30, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,158	$1,158	$—	$—	$1,158

	Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$586	$586	$—	$—	$586

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

Results of Operations

The three months ended June 30, 2018 versus the three months ended June 30, 2017

The Company had net income of $239 thousand and $49 thousand for the respective three month periods ended June 30, 2018 and 2017. The results for the second quarter of 2018 reflect an increase in total revenues and a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the second quarter of 2018 increased by $133 thousand, or 48%, as compared to the prior year period. This was largely attributable to a $142 thousand, or 6 times, increase in gains recognized on the sale of lease assets, due to a change in the volume and mix of assets sold; offset, in part, by a $16 thousand, or 6% decrease in operating lease revenue, a result of portfolio runoff and disposition of lease assets.

Expenses

Total operating expenses for the second quarter of 2018 reflected a net decrease of $58 thousand, or 25%, when compared to the prior year period. This decrease was primarily due to a $24 thousand, or 53%, reduction in professional fees, due to the year over year difference in timing and related billings for audit and tax services; a $10 thousand, or 67%, decrease in asset management fees, associated with a continued decline in the portfolio of managed assets; a $9 thousand, or 39%, decrease in outside services, due to year over year difference in timing and related billings for services required to comply with certain regulatory requirements; and a $9 thousand, or 100%, decrease in provision for credit losses, the result of customers fully paying their accounts receivable balances during the second quarter.

The six months ended June 30, 2018 versus the six months ended June 30, 2017

The Company had net income of $410 thousand and $67 thousand for the six months ended June 30, 2018 and 2017, respectively. The results for the first half of 2018 reflect an increase in total revenues and a decrease in total operating expenses when compared to the prior year period.

Revenues

Total revenues for the six months ended June 30, 2018 increased by $257 thousand, or 48%, as compared to the prior year period. This was largely attributable to a $236 thousand, or 6 times, increase in gains recognized on the sale of lease assets due to a change in the volume and mix of assets sold; and a $15 thousand, or 3%, increase in operating lease revenue, the result of an extension of a lease contract.

Expenses

Total operating expenses for the six months ended June 30, 2018 reflected a net decrease of $87 thousand, or 18%, when compared to the prior year period. This decrease was primarily due to a $41 thousand, or 5 times, reversal of a provision for credit losses, a result of customers fully paying their accounts receivable balances during the current year period; a $23 thousand, or 23%, reduction in professional fees, due to the year over year difference in timing and related billings for audit and tax services; and a $12 thousand, or 48%, decrease in asset management fees, associated with a continued decline in the portfolio of managed assets.

Capital Resources and Liquidity

At June 30, 2018 and December 31, 2017, the Company’s cash and cash equivalents totaled $1.2 million and $586 thousand, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net cash provided by (used in):
Operating activities	$18	$(4)	$228	$162
Investing activities	201	36	352	80
Financing activities	(8)	(2)	(8)	(1,413)
Net increase (decrease) in cash and cash equivalents	$211	$30	$572	$(1,171)

The three months ended June 30, 2018 versus the three months ended June 30, 2017

During the respective three month periods ended June 30, 2018 and 2017, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. In addition, the Company realized $201 thousand and $36 thousand from the sale or disposition of equipment during the same periods.

During the three months ended June 30, 2018, the Company paid $8 thousand for the repurchase of Units. During the three months ended June 30, 2017, the Company made $2 thousand of cash distributions to the Other Members.

During the same comparative periods, cash was primarily used to pay invoices related to management fees and expenses, and other payables.

The six months ended June 30, 2018 versus the six months ended June 30, 2017

During the six months ended June 30, 2018 and 2017, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. In addition, the Company realized $352 thousand and $80 thousand of proceeds from sales of equipment during the respective six months ended June 30, 2018 and 2017.

During the six months ended June 30, 2017, the Company made $1.4 million of cash distributions to its Members.

During the same comparative periods, cash was primarily used to pay invoices related to management fees and expenses, and other payables.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30, 2018, the Company had no commitments to purchase lease assets or fund loans.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 9, 2018

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