Form 10-K
period 2018-12-31
ATEL Capital Equipment Fund XI, LLC
filed 2019-03-18
CIK 1297667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the year ended December 31, 2018
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

State the aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) Not applicable

The number of Limited Liability Company Units outstanding as of February 28, 2019 was 5,194,307.

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through December 31, 2018 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $651 thousand. As of December 31, 2018, 5,194,307 Units were issued and outstanding.

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

The Company only purchased equipment under pre-existing leases or for which a lease would be entered into concurrently at the time of the purchase. Through December 31, 2018, the Company purchased equipment with a total acquisition price of $67.5 million. The Company had also loaned $14.5 million for notes receivable secured by various assets.

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

Equipment Leasing Activities

The Company acquired a diversified portfolio of equipment. The equipment was leased to lessees in various industries. The following tables set forth the types of equipment acquired by the Company through December 31, 2018 and the industries to which the assets had been leased (dollars in thousands):

Asset Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Materials handling	$20,589	30.48%
Construction	12,649	18.73%
Transportation, other	12,290	18.19%
Transportation, rail	11,924	17.65%
Mining	2,893	4.28%
Logging and lumber	2,001	2.96%
Aviation	1,658	2.45%
Marine vessels	1,415	2.09%
Manufacturing	1,172	1.75%
Other	958	1.43%
	$67,549	100.00%

Industry Types	Purchase Price Excluding Acquisition Fees	Percentage of Total Acquisitions
Transportation, rail	$11,924	17.65%
Transportation services	11,460	16.97%
Manufacturing	9,390	13.90%
Paper products	8,886	13.15%
Mining	8,610	12.75%
Health services	4,967	7.35%
Food products	3,795	5.62%
Natural gas	2,893	4.28%
Chemical products	2,139	3.17%
Wood/Lumber products	1,677	2.48%
Other	1,808	2.68%
	$67,549	100.00%

From inception to December 31, 2018, the Company had disposed of certain leased assets as set forth below (in thousands):

Asset Types	Original Equipment Cost Excluding Acquisition Fees	Sale Price	Gross Rents
Materials handling	$20,202	$3,768	$22,693
Construction	12,662	9,029	7,738
Transportation, other	11,122	2,079	11,947
Transportation, rail	4,956	1,439	5,621
Mining	2,893	1,908	2,517
Logging and lumber	2,001	739	1,805
Manufacturing	1,171	286	1,770
Other	796	116	1,263
	$55,803	$19,364	$55,354

For further information regarding the Company’s equipment lease portfolio as of December 31, 2018, see Note 4 to the financial statements, Investments in equipment and leases, net, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

Notes Receivable Activities

The Company had financed a diversified portfolio of assets in diverse industries. The following tables set forth the types of assets financed by the Company through December 31, 2018 and the industries to which the assets had been financed (dollars in thousands):

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

From inception to December 31, 2018, assets financed by the Company that were associated with terminated notes receivable were as follows (in thousands):

Asset Types	Amount Financed Excluding Acquisition Fees	Early Termination of Notes Proceeds	Total Payments Received
Computer equipment	$7,023	$2,475	$5,901
Office furniture/Fixtures and other assets	4,120	883	3,734
Storage facility	2,503	—	3,623
Research	504	—	612
Manufacturing	367	19	424
	$14,517	$3,377	$14,294

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

Holders

As of December 31, 2018, a total of 1,212 investors were Unitholders of record in the Company.

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

Disclosure

The estimated value per Unit has been calculated using the “Appraised Value Methodology” described above under “Methodologies” above, as of December 31, 2018.

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

Residual values assumptions used in the cash flow projections are as follows:

For On-Lease and Month-to-Month Lease:  Considers realized residual as a percent of book residual of 166%, based on ATEL’s historical track record as of December 31, 2018.

For Off-Lease:  A fair value of off-lease equipment is based on estimates from ATEL’s seasoned Asset Management Group.

Special Situation Leases:  The valuation of certain leases has been performed outside of the above noted protocol based upon specific lease assumptions different than the macro assumptions above, due to the specific situations of those leases.

A fair market value of off-lease equipment is based upon estimates from ATEL’s seasoned Asset Management Group.

C.	Investments in Securities: The estimated values for Investments in Securities have been based on the estimated net book value as of the valuation date (with impairment adjustments), plus any unrealized gain on equity. The unrealized gain on equity is based on either: a) the most recent round of financing, b) the most recent 409A valuation provided by the underlying companies of the warrants, or c) the Manager’s estimate of the company valuations based on all available information, including company financials, company valuation reports, public press releases, and other sources.
D.	Accrued distributions: Accrued distributions, which are payable to the Unit holders have been removed from the balance sheet liability section because they are not a liability to a third party.

ATEL CAPITAL EQUIPMENT FUND XI, LLC Unit Valuation

The Manager’s estimated per Unit value of ATEL CAPITAL EQUIPMENT FUND XI, LLC at December 31, 2018 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations, equals $0.61. An independent national public accounting firm with valuation expertise was retained to examine, attest and confirm ATEL CAPITAL EQUIPMENT FUND XI, LLC’s per Unit valuation and its component methodologies and calculation as it relates to compliance with the regulatory mandate defined in the Notice. In this regard, they examined the components of the valuation methodologies and determined them to be reasonable and within industry standards. Other component attributes, including the bases and related key assumptions of the calculation were tested for their completeness, underlying documentation support and mathematical accuracy. Upon completion of their efforts, their attestation report confirmed that the per unit valuation of ATEL CAPITAL EQUIPMENT FUND XI, LLC, and the related notes, in all material respects, was based upon industry practice as described in the Manager’s valuation approach.

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

From July 2013 through 2015, the Company made semi-annual distributions consistent with a fund in liquidation. The Company made semi-annual distributions at a rate of $0.15 and $0.25 per Unit at June and December 2015, respectively. In addition, the Company made a special distribution at a rate of $0.30 per Unit in June 2015. The Company made a distribution at a rate of $0.25 per Unit at June 2016. The Company made semi-annual distribution at a rate of $0.25 and $0.10 per Unit at January and June 2017, respectively. The Company made no distributions during 2018. The rates and frequency of periodic distributions paid by the Fund during its liquidation phase are solely at the discretion of the Manager.

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

Results of Operations

It is the Company’s objective to maintain a 100% utilization rate for all equipment. All equipment transactions were acquired subject to binding lease commitments. Initial lease terms were generally from 36 to 120 months, and as they expire, the Company attempts to re-lease or sell the equipment; as such, utilization rates may tend to decrease during the liquidation stage of the Company. All of the Company’s leased property was acquired in the years 2005 through 2011. The utilization percentage of existing assets under lease was 100% as of December 31, 2018 and 2017.

Cost reimbursements to the Managing Member are based on its costs incurred in performing administrative services for the Company. These costs are allocated to each managed entity based on certain criteria such as total assets, number of investors or contributed capital based upon the type of cost incurred.

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of December 31, 2018 and 2017, the Company has not exceeded the annual and/or cumulative limitations discussed above.

2018 versus 2017

The Company had net income of $652 thousand and $178 thousand for the years ended December 31, 2018 and 2017, respectively. The net results for 2018 reflect an increase in total revenues and a decrease in total operating expenses when compared to prior year.

Revenues

Total revenues for 2018 increased by $220 thousand, or 21%, as compared to prior year. This was largely attributable to a $227 thousand, or approximately 4 times, increase in gains recognized on the sale of lease assets due to a change in the volume and mix of assets sold; offset in part, by a $12 thousand, or 1%, decrease in operating lease revenue, a result of portfolio run-off and disposition of lease assets.

Expenses

Total operating expenses for 2018 reflected a net decrease of $256 thousand, or 29%, when compared to prior year. This decrease was primarily due to a $66 thousand, or 200%, reversal of a provision for credit losses, a result of customers fully paying their accounts receivable balances; a $56 thousand, or 18%, decrease in depreciation expense, the result of continuing run-off of the portfolio of lease assets; a $54 thousand, or 30%, decrease in costs reimbursed to Managing Member and/or affiliates, due to a net cost allocation adjustment; a $43 thousand, or 30%, reduction in professional fees, due to the year over year difference in timing and related billings for audit and tax services; a $23 thousand, or 47%, decrease in asset management fees, associated with a continued decline in the portfolio of managed assets and related lease revenues; and an $11 thousand, or 100%, decrease in the provision for losses on investment in securities, due to an impairment adjustment recorded in the prior period.

Capital Resources and Liquidity

At December 31, 2018 and 2017, the Company’s cash and cash equivalents totaled $1.5 million, and $586 thousand, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

The Company currently believes it has adequate reserves available to meet its immediate cash requirements and those of the next twelve months, but in the event those reserves were found to be inadequate, the Company would likely be in a position to borrow against its current portfolio to meet such requirements. The Managing Member envisions no such requirements for operating purposes.

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	2018	2017
Net cash provided by (used in):
Operating activities	$547	$510
Investing activities	369	120
Financing activities	(8)	(1,976)
Net increase (decrease) in cash and cash equivalents	$908	$(1,346)

2018 versus 2017

During 2018 and 2017, the Company’s primary source of liquidity has been cash flows from its portfolio of operating lease contracts. In addition, the Company received $369 thousand and $120 thousand of proceeds from sales or dispositions of equipment during the respective years ended December 31, 2018 and 2017.

During the year ended December 31, 2018, the Company paid $8 thousand for the repurchase of Units. During the year ended December 31, 2017, the Company made $2 million of cash distributions to its Members. Additionally, during 2018 and 2017, cash was primarily used to pay invoices related to management fees and expenses, and other payables.

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

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At December 31, 2018, the Company had no commitments to purchase lease assets or to fund loans.

Off-Balance Sheet Transactions

None.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Report of Independent Registered Public Accounting Firm, Financial Statements and Notes to Financial Statements attached hereto at pages 11 through 27.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
ATEL Capital Equipment Fund XI, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ATEL Capital Equipment Fund XI, LLC (the “Company”) as of December 31, 2018 and 2017, the related statements of income, changes in members’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moss Adams LLP
San Francisco, California March 15, 2019

We have served as the Company’s auditor since 2007.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

DECEMBER 31, 2018 AND 2017
(In Thousands)

	2018	2017
ASSETS
Cash and cash equivalents	$1,494	$586
Accounts receivable, net of allowance for doubtful accounts of $0 as of December 31, 2018 and $33 as of December 31, 2017	64	66
Due from Managing Member	6	—
Investment in securities	11	11
Investments in equipment and leases, net of accumulated depreciation of $9,989 as of December 31, 2018 and $10,716 as of December 31, 2017	1,302	1,633
Prepaid expenses and other assets	34	33
Total assets	$2,911	$2,329
LIABILITIES AND MEMBERS’ CAPITAL
Accounts payable and accrued liabilities:
Managing Member	$—	$16
Affiliates	—	36
Other	61	82
Unearned operating lease income	25	14
Total liabilities	86	148
Commitments and contingencies
Members’ capital:
Managing Member	—	—
Other Members	2,825	2,181
Total Members’ capital	2,825	2,181
Total liabilities and Members’ capital	$2,911	$2,329

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In Thousands Except for Units and Per Unit Data)

	2018	2017
Revenues:
Leasing activities:
Operating leases	$989	$1,001
Gain on sales of lease assets	288	61
Other	13	8
Total revenues	1,290	1,070
Expenses:
Depreciation of operating lease assets	250	306
Asset management fees to Managing Member	26	49
Cost reimbursements to Managing Member and/or affiliates	129	183
(Reversal of) provision for credit losses	(33)	33
Provision for losses on investment in securities	—	11
Amortization of initial direct costs	1	6
Professional fees	100	143
Outside services	96	88
Taxes on income and franchise fees	25	30
Insurance	15	17
Other	30	29
Total operating expenses	639	895
Other income, net	1	3
Net income	$652	$178
Net income:
Managing Member	$—	$148
Other Members	652	30
	$652	$178
Net income per Limited Liability Company Unit – (Other Members)	$0.13	$0.01
Weighted average number of Units outstanding	5,198,992	5,209,307

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In Thousands Except for Units and Per Unit Data)

	Units	Amount		Total
		Other Members	Managing Member
Balance December 31, 2016	5,209,307	$3,979	$—	$3,979
Distributions to Other Members ($0.35 per Unit)	—	(1,828)	—	(1,828)
Distributions to Managing Member	—	—	(148)	(148)
Net income	—	30	148	178
Balance December 31, 2017	5,209,307	2,181	—	2,181
Repurchase of Units	(15,000)	(8)	—	(8)
Net income	—	652	—	652
Balance December 31, 2018	5,194,307	$2,825	$—	$2,825

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(In Thousands)

	2018	2017
Operating activities:
Net income	$652	$178
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of lease assets	(288)	(61)
Depreciation of operating lease assets	250	306
Amortization of initial direct costs	1	6
(Reversal of) provision for credit losses	(33)	33
Provision for losses on investment in securities	—	11
Changes in operating assets and liabilities:
Accounts receivable	35	12
Due from Managing Member and affiliates	(6)	(1)
Prepaid expenses and other assets	(1)	(15)
Accounts payable, Managing Member and affiliates	(52)	36
Accounts payable, other	(22)	4
Unearned operating lease income	11	1
Net cash provided by operating activities	547	510
Investing activities:
Proceeds from sales of lease assets	369	120
Net cash provided by investing activities	369	120
Financing activities:
Distributions to Other Members	—	(1,828)
Distributions to Managing Member	—	(148)
Repurchases of Units	(8)	—
Net cash used in financing activities	(8)	(1,976)
Net increase (decrease) in cash and cash equivalents	908	(1,346)
Cash and cash equivalents at beginning of year	586	1,932
Cash and cash equivalents at end of year	$1,494	$586
Supplemental disclosures of cash flow information:
Cash paid during the year for taxes	$19	$26

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

The Company conducted a public offering of 15,000,000 Limited Liability Company Units (“Units”), at a price of $10 per Unit. On May 31, 2005, subscriptions for the minimum number of Units (120,000, representing $1.2 million) had been received and AFS requested that the subscriptions be released to the Company. On that date, the Company commenced operations in its primary business (acquiring equipment to engage in equipment leasing, lending and sales activities). As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through December 31, 2018 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $651 thousand. As of December 31, 2018, 5,194,307 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying balance sheets as of December 31, 2018 and 2017, and the related statements of income, changes in members’ capital, and cash flows for the years then ended, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission. Certain prior year amounts may have been reclassified to conform to the current year presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after December 31, 2018, up until the issuance of the financial statements. No events were noted which would require disclosure in the footnotes to the financial statements.

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

Equipment on operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840-20-35-3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell.

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

The Company’s total revenues and long-lived assets for the years ended December 31, 2018 and 2017 were sourced in the United States.

The primary geographic region in which the Company seeks leasing opportunities is North America.

Investment in securities:

From time to time, the Company may purchase securities of its borrowers or receive warrants to purchase securities in connection with its lending arrangements.

Purchased securities:

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

Based upon the Company’s review of its portfolio, fair value adjustments of $0 and $11 thousand were recorded during 2018 and 2017, respectively, relative to an impaired investment. There were no sales or dispositions of securities during 2018 and 2017.

Warrants:

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried at an estimated fair value on the balance sheet at the end of the period, as determined by the Managing Member. The company did not hold any warrants as of December 31, 2018 and the estimated fair value of the warrants was deemed nominal as of December 31, 2017. There were no exercises of warrants, net or otherwise, during the years ended December 31, 2018 and 2017.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur. Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments as the foreign currency transactions risks to date have not been significant. The Company’s foreign currency translations gains and losses were nominal during 2018 and 2017.

Unearned operating lease income:

The Company records prepayments on operating leases as a liability under the caption of unearned operating lease income. The liability is recorded when prepayments are received and recognized as operating lease revenue over the period to which the prepayments relate using a straight-line method.

Income taxes:

The Company is treated as a partnership for federal income tax purposes. Pursuant to the provisions of Section 701 of the Internal Review Code, a partnership is not subject to federal income taxes. Accordingly, the Company has provided current income taxes for only those states, which levy income taxes on partnerships. For the years ended December 31,

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

2018 and 2017, the current provision for state income taxes was approximately $25 thousand and $30, respectively. The Company does not have any entity level uncertain tax positions. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

The tax bases of the Company’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2018 and 2017 as follows (in thousands):

	2018	2017
Financial statement basis of net assets	$2,825	$2,181
Tax basis of net assets (unaudited)	9,339	8,325
Difference	$(6,514)	$(6,144)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for syndication costs and differences between the depreciation methods used in the financial statements and the Company’s tax returns.

The following reconciles the net income reported in these financial statements to the income reported on the Company’s federal tax returns (unaudited) for the years ended December 31, 2018 and 2017, respectively (in thousands):

	2018	2017
Net income per financial statements	$652	$178
Tax adjustments (unaudited):
Adjustment to depreciation expense	250	259
Provision for doubtful accounts	(33)	33
Adjustments to revenues	75	1
Adjustments to gain on sales of assets	80	59
Other	(2)	10
Income per federal tax return (unaudited)	$1,022	$540

Other income (loss), net:

Other income (loss), net is solely comprised of net gains and losses on foreign currency transactions.

Per unit data:

Net income and distributions per Unit are based upon the weighted average number of Other Members Units outstanding during the year.

Recent accounting pronouncements:

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance is effective for the Company beginning on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on its financial statements and disclosures.

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

In July 2018, the FASB issued Accounting Standards Update 2018-11, Leases (Topic 842) Targeted Improvements (“ASU 2018-11”). The new standard provides a new transition method and practical expedient to simplify the application of the new leasing standard. Under the new transition method, comparative periods presented in the financial statements in the period of adoption will not need to be restated. Instead, a Company would initially apply the new lease requirements at the effective date, and recognize a cumulative-effect adjustment to the opening balance

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

of retained earnings in the period of adoption. The Company would continue to report comparative periods presented in the financial statements in the period of adoption under current GAAP and provide the applicable required disclosures for such periods. The new practical expedient allows lessors to avoid separating lease and associated nonlease components within a contract if certain criteria are met. If elected, lessors will be able to aggregate nonlease components that otherwise would be accounted for under the new revenue standard with the associated lease component if the following conditions are met (1) the timing and pattern of transfer of the nonlease component and the associated lease component are the same and (2) the stand-alone lease component would be classified as an operating lease if accounted for separately. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. The practical expedient may be applied either retrospectively or prospectively. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements. The Company plans to adopt this guidance on January 1, 2019 and will prospectively apply the new lease requirements and recognize a cumulative effect adjustment upon adoption. As part of the adoption, the Company has elected to apply the package of transitional practical expedients under which the Company will not reassess prior conclusions about lease identification, lease classification, and initial direct costs of existing leases as of the date of adoption. Under Topic 842, initial direct costs include only those incremental costs of a lease that would not have been incurred if the lease had not been executed. Therefore, only certain costs that the Company capitalized as initial direct costs under ASC Topic 840: Leases may be expensed as incurred under Topic 842. The Company expects an immaterial cumulative effect adjustment upon adoption. The Company plans to elect the lessor practical expedient to combine the lease and non-lease components. The Company expects that the lease components are the predominant component in the majority of its leasing arrangements and will account for the combined component as an operating lease under Topic 842. The Company currently does not believe the adoption will significantly affect the timing of the recognition of its combined lease and non-lease components.

In December 2018, the FASB issued Accounting Standards Update 2018-20, Narrow-Scope Improvements for Lessors (“ASU 2018-20”). The new standard includes amendments related to sales taxes and other similar taxes collected from lessees, lessor costs paid by a lessee and recognition of variable payments for contracts with lease and non-lease components. The effective date in this Update is the same as that of ASU 2016-02, which is for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects the adoption of ASU 2018-20 will have an immaterial impact on the Company’s financial statements and disclosures.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

2. Summary of significant accounting policies: - (continued)

principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year and in August 2015, issued Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. This guidance was effective for the Company beginning on January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Company’s financial statements and disclosures as revenues calculated under the new guidelines were substantially the same as had previously been determined.

3. Concentration of credit risk and major customers:

The Company leases equipment to lessees in diversified industries. Leases and notes receivable are subject to AFS’s credit committee review. The leases and notes receivable provide for the return of the equipment to the Company upon default.

As of December 31, 2018 and 2017, there were concentrations (greater than or equal to 10% as a percentage of total equipment cost) of equipment leased to lessees and/or financed for borrowers in certain industries as follows:

	2018	2017
Transportation, rail	62%	65%
Manufacturing	27%	25%
Transportation services	11%	*

*	Less than 10%

During 2018 and 2017, certain lessees and/or financial borrowers generated significant portions (defined as greater than or equal to 10%) of the Company’s total leasing revenues, excluding gains or losses on disposition of assets, as follows:

Lessee	Type of Equipment	Percentage of Total Leasing Revenues
		2018	2017
Kirby Inland Marine, LP	Marine vessels	32%	19%
Union Pacific	Transportation, rail	30%	34%
Aircraft Service International, Inc.	Aviation	19%	18%
Tyson Foods, Inc.	Transportation, other	16%	16%

4. Investments in equipment and leases, net:

The Company’s investment in leases consists of the following (in thousands):

	Balance December 31, 2017	Reclassifications, Additions/ Dispositions	Depreciation/ Amortization Expense or Amortization of Leases	Balance December 31, 2018
Net investment in operating leases	$1,632	$(81)	$(249)	$1,302
Assets held for sale or lease, net	—	1	(1)	—
Initial direct costs, net of accumulated amortization of $0 at December 31, 2018 and $2 at December 31, 2017	1	—	(1)	—
Total	$1,633	$(80)	$(251)	$1,302

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

4. Investments in equipment and leases, net: - (continued)

Impairment of investments in leases and assets held for sale or lease:

Management determined that no impairment losses existed during the years ended December 31, 2018 and 2017.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment was approximately $250 thousand and $306 thousand for the respective years ended December 31, 2018 and 2017. IDC amortization expense related to the Company’s operating leases totaled $1 thousand and $6 thousand for the respective years ended December 31, 2018 and 2017.

All of the leased property was acquired during the years 2005 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance December 31, 2017	Additions	Reclassifications or Dispositions	Balance December 31, 2018
Transportation, rail	$8,015	$—	$(1,046)	$6,969
Aviation	1,658	—	—	1,658
Marine vessels	1,415	—	—	1,415
Transportation, other	1,223	—	—	1,223
Materials handling	27	—	—	27
Manufacturing	10	—	(10)	—
	12,348	—	(1,056)	11,292
Less accumulated depreciation	(10,716)	(249)	975	(9,990)
Total	$1,632	$(249)	$(81)	$1,302

The average estimated residual value for assets on operating leases was 8.0% of the assets’ original cost at both December 31, 2018 and 2017. There were no operating lease contracts placed in non-accrual status at December 31, 2018 and 2017.

At December 31, 2018, the aggregate amounts of future minimum operating lease payments receivable are as follows (in thousands):

Operating Leases
Year ending December 31, 2019	$551
2020	245
2021	72
$868

The useful lives for each category of leases is reviewed at a minimum of once per quarter. At both December 31, 2018 and 2017, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 – 50
Marine vessels	20 – 30
Aviation	15 – 20
Materials handling	7 – 10
Transportation, other	7 – 10

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

The Fund’s Operating Agreement places an annual and cumulative limit for cost reimbursements to AFS and/or its affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent such amounts may be payable if within the annual and cumulative limits in such future years. The Fund is a finite life and self-liquidating entity, and AFS and its affiliates have no recourse against the Fund for the amount of any unpaid excess reimbursable administrative expenses. The Fund will continue to require administrative services from AFS and its affiliates through the end of its term, and will therefore continue to incur reimbursable administrative expenses in each year. The Fund has determined that payment of any amounts in excess of the annual and cumulative limits is not probable, and the date any portion of such amount may be paid, if ever, is uncertain. When the Fund completes its liquidation stage and terminates, any unpaid amount will expire unpaid, with no claim by AFS or its affiliates against any liquidation proceeds or any party for the unpaid balance. As of December 31, 2018 and 2017, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees and billed for reimbursements pursuant to the Operating Agreement as follows during each of the years ended December 31, 2018 and 2017 (in thousands):

	2018	2017
Costs reimbursed to Managing Member and/or affiliates	$129	$183
Asset management fees to Managing Member	26	49
	$155	$232

6. Commitments:

At December 31, 2018, the Company had no commitments to either purchase lease assets or to fund loans.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

8. Members’ capital:

Units issued and outstanding were 5,194,307 and 5,209,307 at December 31, 2018 and 2017, respectively. The Company was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated sales of Units effective April 30, 2006.

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

During the years ended December 31, 2018 and 2017, distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	2018	2017
Distributions	$—	$1,828
Weighted average number of Units outstanding	5,198,992	5,209,307
Weighted average distributions per Unit	$—	$0.35

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

At December 31, 2017, only the Company’s warrants were measured on a recurring basis.

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

Such fair value adjustments utilized the following methodology:

Warrants (recurring)

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are carried on the balance sheet at an estimated fair value at the end of the period. The valuation of the warrants was determined using a Black-Scholes formulation of value based upon the stock price(s), the exercise price(s), the volatility of comparable venture companies, time to maturity, and a risk free interest rate for the term(s) of the warrant exercise(s). As of December 31, 2018, the Company held no warrants. As of December 31, 2017, the calculated fair value of the Fund’s warrant portfolio was $0.

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

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2018 and 2017 (in thousands):

	Fair Value Measurements at December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,494	$1,494	$—	$—	$1,494

	Fair Value Measurements at December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$586	$586	$—	$—	$586

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

The Management of the Managing Member is responsible for establishing and maintaining adequate internal control over financial reporting as that term is defined in Exchange Act Rule 13a-15(f) for the Company, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. The internal control process of the Managing Member, as it is applicable to the Company, was designed to provide reasonable assurance to Management regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of the Managing Member assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Company, as of December 31, 2018. In making this assessment, it used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, Management of the Managing Member concluded that the Managing Member’s internal control over financial reporting, as it is applicable to the Company, was effective as of December 31, 2018.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Dean L. Cash, age 68, joined ATEL as director of marketing in 1980 and has been a vice president since 1981, executive vice president since 1983 and a director since 1984. He has been President and CEO since April 2001. Prior to joining ATEL, Mr. Cash was a senior marketing representative for Martin Marietta Corporation, data systems division, from 1979 to 1980. From 1977 to 1979, he was employed by General Electric Corporation, where he was an applications specialist in the medical systems division and a marketing representative in the information services division. Mr. Cash was a systems engineer with Electronic Data Systems from 1975 to 1977, and was involved in maintaining and developing software for commercial applications. Mr. Cash received a B.S. degree in psychology and mathematics in 1972 and an M.B.A. degree with a concentration in finance in 1975 from Florida State University. Mr. Cash is an arbitrator with the American Arbitration Association.

Paritosh K. Choksi, age 65, joined ATEL in 1999 as a director, senior vice president and its chief financial officer. He became its executive vice president and CFO/COO in April 2001. Prior to joining ATEL, Mr. Choksi was chief financial officer at Wink Communications, Inc. from 1997 to 1999. From 1977 to 1997, Mr. Choksi was with Phoenix American Incorporated, a financial services and management company, where he held various positions during his tenure, and was senior vice president, chief financial officer and director when he left the company. Mr. Choksi was involved in all corporate matters at Phoenix and was responsible for Phoenix’s capital market needs. He also served on the credit committee overseeing all corporate investments, including its venture lease portfolio. Mr. Choksi was a part of the executive management team which caused Phoenix’s portfolio to increase from $50 million in assets to over $2 billion. Mr. Choksi is a member of the board of directors of Syntel, Inc. Mr. Choksi received a bachelor of technology degree in mechanical engineering from the Indian Institute of Technology, Bombay; and an M.B.A. degree from the University of California, Berkeley.

Vasco H. Morais, age 60, joined ATEL in 1989 as general counsel to provide legal support in the drafting and reviewing of lease documentation, advising on general corporate law matters, and assisting on securities law issues. From 1986 to 1989, Mr. Morais was employed by the BankAmeriLease Companies, Bank of America’s equipment leasing subsidiaries, providing in-house legal support on the documentation of tax-oriented and non-tax oriented direct and leveraged lease transactions, vendor leasing programs and general corporate matters. Prior to the BankAmeriLease Companies, Mr. Morais was with the Consolidated Capital Companies in the corporate and securities legal department involved in drafting and reviewing contracts, advising on corporate law matters and securities law issues. Mr. Morais received a B.A. degree in 1982 from the University of California in Berkeley, a J.D. degree in 1986 from Golden Gate University Law School and an M.B.A. (Finance) in 1997 from Golden Gate University. Mr. Morais has been an active member of the State Bar of California since 1986.

Audit Committee

The board of directors of the Managing Member acts as the audit committee of the Company. Dean L. Cash and Paritosh K. Choksi are members of the board of directors of the Managing Member and are deemed to be financial experts. They are not independent of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4, and 5, the Company is not aware of any failures to file reports of beneficial ownership required to be filed during or for the year ended December 31, 2018.

Code of Ethics

A Code of Ethics that is applicable to the Company, including the Chief Executive Officer and Chief Financial Officer and Chief Operating Officer of its Managing Member, AFS, or persons acting in such capacity on behalf of the Company, is included as Exhibit 14.1 to this report.

Item 11. EXECUTIVE COMPENSATION

The registrant has no officers or directors.

Set forth hereinafter is a description of the nature of remuneration paid and to be paid to ATEL and its Affiliates. The amount of such remuneration paid for the years ended December 31, 2018 and 2017 is set forth in Item 8 of this report under the caption “Financial Statements and Supplementary Data — Notes to Financial Statements — Related party transactions,” at Note 5 thereof, which information is hereby incorporated by reference.

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

Managing Member’s Interest in Operating Proceeds

AFS receives an allocation of all 7.5% of all Company net income, net loss and investment tax credits corresponding to its Carried Interest in Distributions and the remaining 92.5% is allocated among the Members. See financial statements as set forth in Part II, Item 8, Financial Statements and Supplementary Data, of this report for amounts allocated to AFS in 2018 and 2017.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

At December 31, 2018, no investor is known to hold beneficially more than 5% of the issued and outstanding Units.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the years ended December 31, 2018 and 2017, the Company incurred audit fees with its principal auditors totaling $54 thousand and $97 thousand, respectively.

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

(14.1)	Code of Ethics
(31.1)	Certification of Dean L. Cash pursuant to Rules 13a-14(a)/15d-14(a)
(31.2)	Certification of Paritosh K. Choksi pursuant to Rules 13a-14(a)/15d-14(a)
(32.1)	Certification of Dean L. Cash pursuant to 18 U.S.C. section 1350
(32.2)	Certification of Paritosh K. Choksi pursuant to 18 U.S.C. section 1350
(101.INS)	XBRL Instance Document
(101.SCH)	XBRL Taxonomy Extension Schema Document
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2019

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

SIGNATURE	CAPACITIES	DATE
/s/ Dean L. Cash Dean L. Cash	President and Chief Executive Officer of ATEL Financial Services, LLC (Managing Member)	March 15, 2019
/s/ Paritosh K. Choksi Paritosh K. Choksi	Executive Vice President and Chief Financial Officer and Chief Operating Officer of ATEL Financial Services, LLC (Managing Member)	March 15, 2019
/s/ Samuel Schussler Samuel Schussler	Senior Vice President and Chief Accounting Officer of ATEL Financial Services, LLC (Managing Member)	March 15, 2019

No proxy materials have been or will be sent to security holders. An annual report will be furnished to security holders subsequent to the filing of this report on Form 10-K, and copies thereof will be furnished supplementally to the Commission when forwarded to the security holders.