Form 10-Q
period 2019-03-31
ATEL Capital Equipment Fund XI, LLC
filed 2019-05-13
CIK 1297667

Form 10‑Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒Quarterly Report Pursuant to Section 13 or 15(d)  of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2019

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from          to

Commission File number 000‑51858

ATEL Capital Equipment Fund XI, LLC

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of Incorporation or organization)	20‑1357935 (I. R. S. Employer Identification No.)

The Transamerica Pyramid, 600 Montgomery Street, 9th Floor, San Francisco, California 94111

(Address of principal executive offices)

Registrant’s telephone number, including area code (415) 989‑8800

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Limited Liability Company Units

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
N/A	N/A	N/A

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐ No ☒

The number of Limited Liability Company Units outstanding as of April 30, 2019 was 5,194,307.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

MARCH 31, 2019 AND DECEMBER 31, 2018

(In Thousands)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$622	$1,494
Accounts receivable, net	24	64
Due from Managing Member	3	6
Investment in securities	6	11
Equipment under operating leases, net	1,247	1,302
Prepaid expenses and other assets	28	34
Total assets	$1,930	$2,911

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Managing Member	$55	$—
Other	58	61
Unearned operating lease income	24	25
Total liabilities	137	86

Commitments and contingencies

Members’ capital:
Managing Member	—	—
Other Members	1,793	2,825
Total Members’ capital	1,793	2,825
Total liabilities and Members’ capital	$1,930	$2,911

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Leasing activities:
Operating leases	$236	$275
Gain on sales of equipment under operating leases	51	108
Other	—	1
Total revenues	287	384

Expenses:
Depreciation of operating lease assets	45	85
Asset management fees to Managing Member	14	8
Cost reimbursements to Managing Member and/or affiliates	22	48
Reversal of provision for credit losses	—	(33)
Impairment losses on investment in securities	5	—
Professional fees	62	57
Outside services	22	30
Taxes on income and franchise fees	7	7
Freight and shipping	4	—
Printing and photocopying	4	1
Insurance	3	5
Other	8	6
Total operating expenses	196	214
Other income, net	—	1
Net income	$91	$171

Net income:
Managing Member	$84	$—
Other Members	7	171
	$91	$171

Net income per Limited Liability Company Unit (Other Members)	$0.00	$0.03
Weighted average number of Units outstanding	5,194,307	5,209,307

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

		Amount
	Other Members Units	Other Members	Managing Member	Total
Balance December 31, 2017	5,209,307	$2,181	$—	$2,181
Net income	—	171	—	171
Balance March 31, 2018 (Unaudited)	5,209,307	$2,352	$—	$2,352

Balance December 31, 2018	5,194,307	$2,825	$—	$2,825
Distributions to Other Members ($0.20 per Unit)	—	(1,039)	—	(1,039)
Distributions to Managing Member	—	—	(84)	(84)
Net income	—	7	84	91
Balance March 31, 2019 (Unaudited)	5,194,307	$1,793	$—	$1,793

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED

MARCH 31, 2019 AND 2018

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net income	$91	$171
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sales of equipment under operating lease, net	(51)	(108)
Depreciation of operating lease assets	45	85
Reversal of provision for credit losses	—	(33)
Impairment losses on investment in securities	5	—
Changes in operating assets and liabilities:
Accounts receivable	40	98
Due from Managing Member and affiliates	3	—
Prepaid expenses and other assets	6	4
Accounts payable, Managing Member and affiliates	55	(4)
Accounts payable, other	(3)	(15)
Unearned operating lease income	(1)	12
Net cash provided by operating activities	190	210

Investing activities:
Proceeds from sales of equipment under operating lease, net	61	151
Net cash provided by investing activities	61	151

Financing activities:
Distributions to Other Members	(1,039)	—
Distributions to Managing Member	(84)	—
Net cash used in financing activities	(1,123)	—

Net (decrease) increase in cash and cash equivalents	(872)	361
Cash and cash equivalents at beginning of period	1,494	586
Cash and cash equivalents at end of period	$622	$947
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$11	$7

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

As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through March 31, 2019 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $651 thousand. As of March 31, 2019, 5,194,307 Units were issued and outstanding.

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

The Company’s unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the report on Form 10‑K for the year ended December 31, 2018, filed with the Securities and Exchange Commission.

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after March 31, 2019 up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

Based upon the Company’s review of its portfolio, fair value adjustments of $5 thousand and $0 were recorded during the three months ended March 31, 2019 and 2018, respectively. There were no sales or dispositions of investments in securities during the three months ended March 31, 2019 and 2018.

Warrants

Warrants owned by the Company are not registered for public sale, but are considered derivatives and are reflected at an estimated fair value on the balance sheet as determined by the Managing Member. As of March 31, 2019 and December 31, 2018, the Managing Member estimated the fair value of the warrants to be $0. There were no exercises of warrants, net or otherwise, during the three months ended March 31, 2019 and 2018.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Equipment under operating leases and related revenue recognition:

Equipment subject to operating leases is stated at cost. Depreciation is being recognized on a straight-line method over the terms of the related leases to the equipment’s estimated residual values. Off-lease equipment is generally not subject to depreciation. The Company depreciates all lease assets, in accordance with guidelines consistent with ASC 360‑10‑35‑3, over the periods of the lease terms contained in each asset’s respective lease contract to the estimated residual value at the end of the lease contract. All lease assets are purchased only concurrent with the execution of a lease commitment by the lessee. Thus, the original depreciation period corresponds with the term of the original lease. Once the term of an original lease contract is completed, the subject property is typically sold to the existing user, re-leased to the existing user, or, when off-lease, is held for sale. Assets which are re-leased continue to be depreciated using the terms of the new lease agreements and the estimated residual values at the end of the new lease terms, adjusted downward as necessary. Assets classified as held-for-sale are carried at the lower of carrying amount, or the fair value less cost to sell (ASC 360‑10‑35‑43).

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

Operating lease revenue is recognized on a straight-line basis over the term of the underlying leases. The initial lease terms will vary as to the type of equipment subject to the leases, the needs of the lessees and the terms to be negotiated, but initial leases are generally on terms from 36 to 120 months. The difference between rent received and rental revenue cognized is recorded as unearned operating lease income on the balance sheet. Operating leases are generally placed in a non-accrual status (i.e., no revenue is recognized) when payments are more than 90 days past due. Additionally, management considers the equipment underlying the lease contracts for impairment and periodically reviews the credit worthiness of all operating lessees with payments outstanding less than 90 days. Based upon management’s judgment, the related operating leases may be placed on non-accrual status. Leases placed on non-accrual status are only returned to an accrual status when the account has been brought current and management believes recovery of the remaining unpaid lease payments is probable. Until such time, revenues are recognized on a cash basis.

Initial direct costs:

With the adoption of ASU No. 2016-02 certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. In 2018 and prior, the Company capitalized initial direct costs (“IDC”) associated with the origination of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

Foreign currency transactions:

Foreign currency transaction gains and losses are reported in the results of operations as “other income” or “other loss” in the period in which they occur.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Recent accounting pronouncements:

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements.  In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors. In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements. Collectively referred to hereafter as ASU No. 2016-02, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract to control an asset (i.e., lessees and lessors). The Company does not have any non-cancelable leases where it is a lessee.

ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, we applied the package of practical expedients that has allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method in ASU No. 2018-11, which has allowed us to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although we did not have an adjustment.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Additionally, our leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard.

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in our financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the three months ended March 31, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of our leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements.  Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in our financial statements and prior periods are not reclassified to conform to the current presentation.

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

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326; however, it will be applicable to our note receivables and direct financing leases, if any. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

In August 2016, the FASB issued Accounting Standards Update 2016-15 — Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance was adopted beginning on January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on its financial statements and disclosures.

3. Equipment under operating leases, net:

The Company’s equipment under operating leases consists of the following (in thousands):

			Depreciation/
			Amortization
	Balance	Reclassifications,	Expense or	Balance
	December 31,	Additions/	Amortization	March 31,
	2018	Dispositions	of Leases	2019
Equipment under operating leases, net	$1,302	$(10)	$(45)	$1,247

Impairment of equipment under operating leases, net or held for sale:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values and to determine whether there is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition, the Company may direct a residual value review at any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on its lease contract. An impairment loss is measured and recognized only if the estimated undiscounted future cash flows of the asset are less than their net book value. The estimated undiscounted future cash flows are the sum of the residual value of the asset at the end of the asset’s lease contract and undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market. Short-term fluctuations in the marketplace are disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable based on asset type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized in prior periods are not made in any circumstances. As a result of these reviews, management determined that no impairment losses existed during the three months ended March 31, 2019 and 2018.

The Company utilizes a straight line depreciation method for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $45 thousand and $85 thousand for the respective three months ended March 31, 2019 and 2018.

Initial direct costs amortization expense related to the Company’s operating leases amounted to $0 for the respective three months ended March 31, 2019 and 2018.

All of the leased property was acquired during the years 2005 through 2011.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications or	March 31,
	2018	Additions	Dispositions	2019
Transportation, rail	$6,969	$—	$(105)	$6,864
Aviation	1,658	—	—	1,658
Marine vessels	1,415	—	—	1,415
Transportation, other	1,223	—	—	1,223
Materials handling	27	—	(2)	25
	11,292	—	(107)	11,185
Less accumulated depreciation	(9,990)	(45)	97	(9,938)
Total	$1,302	$(45)	$(10)	$1,247

The average estimated residual value for assets on operating leases was 8% of the assets’ original cost at both March 31, 2019 and December 31, 2018. There were no operating lease contracts placed in non-accrual status at March 31, 2019 and December 31, 2018.

At March 31, 2019, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

Operating
Leases
Nine months ending December 31, 2019	$346
Year ending December 31, 2020	241
2021	71
$658

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of March 31, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

Equipment category	Useful Life
Transportation, rail	35 - 50
Marine vessels	20 - 30
Aviation	15 - 20
Materials handling	7 - 10
Transportation, other	7 - 10

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of March 31, 2019, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows during the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Costs reimbursed to Managing Member and/or affiliates	$22	$48
Asset management fees to Managing Member	14	8
	$36	$56

5. Commitments:

At March 31, 2019, the Company had no commitments to either purchase lease assets or fund loans.

6. Members’ capital:

A total of 5,194,307 Units were issued and outstanding for both March 31, 2019 and December 31, 2018. The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated sales of Units effective April 30, 2006.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended
	March 31,
	2019	2018
Distributions	$1,039	$—
Weighted average number of Units outstanding	5,194,307	5,209,307
Weighted average distributions per Unit	$0.20	$—

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic 825 of the FASB Accounting Standards Codification at March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at March 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$622	$622	$—	$—	$622

	Fair Value Measurements at December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,494	$1,494	$—	$—	$1,494

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

Results of Operations

The three months ended March 31, 2019 versus the three months ended March 31, 2018

The Company had net income of $91 thousand and $171 thousand for the respective three months ended March 31, 2019 and 2018. The results for the first quarter of 2019 reflect decreases in both total revenues and total operating expenses when compared to the prior year period.

Revenues

Total revenues for the first quarter of 2019 decreased by $97 thousand, or 25%, as compared to the prior year period. This was largely attributable to a $57 thousand, or 53%, decrease in gains recognized on the sale of equipment under operating leases, primarily due to lower volume and a change in the mix of assets sold; and a $39 thousand, or 14%, decrease in operating lease revenue, primarily a result of continued run-off of the portfolio of lease assets.

Expenses

Total operating expenses for the first quarter of 2019 reflected a net decrease of $18 thousand, or 8%, when compared to the prior year period. This decrease was primarily due to a $40 thousand, or 47%, reduction in depreciation expense, the result of continuing run-off of the portfolio of lease assets; a $26 thousand, or 54%, decrease in costs reimbursed to Managing Member and/or affiliates; offset, in part, by a $5 thousand, or 100%, increase in impairment losses on investment in securities.

Capital Resources and Liquidity

At March 31, 2019 and December 31, 2018, the Company’s cash and cash equivalents totaled $622 thousand and $1.5 million, respectively. The liquidity of the Company varies, increasing to the extent cash flows from leases and proceeds of asset sales exceed expenses and decreasing as distributions are made to the Members and to the extent expenses exceed cash flows from leases and proceeds from asset sales.

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

Cash Flows

The following table sets forth summary cash flow data (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$190	$210
Investing activities	61	151
Financing activities	(1,123)	—
Net (decrease) increase in cash and cash equivalents	$(872)	$361

The three months ended March 31, 2019 versus the three months ended March 31, 2018

During the respective three months ended March 31, 2019 and 2018, the Company’s primary source of liquidity was cash flow from its portfolio of operating lease contracts. In addition, the Company realized $61 thousand and $151 thousand in  cash proceeds from the sale or disposition of equipment during the respective three months ended March 31, 2019 and 2018.

During the three months ended March 31, 2019 and 2018, the Company made $1.1 million and $0 of cash distributions to its Members, respectively.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At March 31, 2019, the Company had no commitments to purchase lease assets or fund loans.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the Company’s significant accounting policies since December 31, 2018.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: May 10, 2019

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