Form 10-Q
period 2019-06-30
ATEL Capital Equipment Fund XI, LLC
filed 2019-08-14
CIK 1297667

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒Quarterly Report Pursuant to Section 13 or 15(d)  of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2019

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

The number of Limited Liability Company Units outstanding as of July 31, 2019 was 5,194,307.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

JUNE 30, 2019 AND DECEMBER 31, 2018

(In Thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$773	$1,494
Accounts receivable, net	97	64
Due from Managing Member	10	6
Due from affiliates
Investment in securities	6	11
Equipment under operating leases, net	977	1,302
Prepaid expenses and other assets	25	34
Total assets	$1,888	$2,911

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Other	$233	$61
Unearned operating lease income	24	25
Total liabilities	257	86

Commitments and contingencies

Members’ capital:
Other Members	1,631	2,825
Total Members’ capital	1,631	2,825
Total liabilities and Members’ capital	$1,888	$2,911

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Leasing activities:
Operating leases	$199	$239	$435	$514
Gain on sales of equipment under operating leases	13	166	64	274
Other	—	8	—	9
Total revenues	212	413	499	797

Expenses:
Depreciation of operating lease assets	44	75	89	160
Asset management fees to Managing Member	6	5	21	13
Cost reimbursements to Managing Member and/or affiliates	20	46	42	94
Reversal of provision for credit losses	—	—	—	(33)
Impairment losses on investment in securities	—	—	5	—
Impairment losses on equipment	213		213
Professional fees	32	21	95	78
Outside services	13	14	34	44
Taxes on income and franchise fees	42	7	49	14
Freight and shipping	(4)	—	—	—
Printing and photocopying	—	1	5	2
Insurance	3	—	7	—
Other	5	5	10	16
Total operating expenses	374	174	570	388
Other income, net	—	—	—	1
Net (loss) income	$(162)	$239	$(71)	$410

Net (loss) income:
Managing Member	$—	$—	$84	$—
Other Members	(162)	239	(155)	410
	$(162)	$239	$(71)	$410

Net (loss) income per Limited Liability Company Unit (Other Members)	$(0.03)	$0.05	$(0.03)	$0.08
Weighted average number of Units outstanding	5,194,307	5,198,263	5,194,307	5,203,755

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 and 2018

(In Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended June 30, 2019
	Other Members Units	Other Members	Managing Member	Total
Balance March 31, 2019	5,194,307	$1,793	$—	$1,793
Net (loss) income	—	(162)	—	(162)
Balance at end of June 30, 2019	5,194,307	$1,631	$—	$1,631

	Six Months Ended June 30, 2019
Balance December 31, 2018	5,194,307	$2,825	$—	$2,825
Distributions to Other Members (0.20 per Unit)	—	(1,039)	—	(1,039)
Distributions to Managing Member	—	—	(84)	(84)
Net (loss) income	—	(155)	84	(71)
Balance June 30, 2019	5,194,307	$1,631	$—	$1,631

	Three Months Ended June 30, 2018
Balance March 31, 2018	5,209,307	$2,352	$—	$2,352
Repurchase of Units	(15,000)	(8)	—	(8)
Net income	—	239	—	239
Balance at end of June 30, 2018	5,194,307	$2,583	$—	$2,583

	Six Months Ended June 30, 2018
Balance December 31, 2017	5,209,307	$2,181	$—	$2,181
Repurchase of Units	(15,000)	(8)	—	(8)
Net income	—	410	—	410
Balance at end of June 30, 2018	5,194,307	$2,583	$—	$2,583

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2019 AND 2018

(In Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating activities:
Net (loss) income	$(162)	$239	$(71)	$410
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Gain on sales of equipment under operating lease, net	(13)	(166)	(64)	(274)
Depreciation of operating lease assets	44	75	89	160
Reversal of provision for credit losses	—	—	—	(33)
Impairment losses on investment in securities	—	—	5	—
Impairment losses on equipment	213	—	213	—
Accounts receivable	(73)	(90)	(33)	8
Due from Managing Member	(7)	—	(4)	—
Prepaid expenses and other assets	3	(6)	9	(2)
Accounts payable, Managing Member	(55)	(8)	—	(16)
Accounts payable, affiliates	—	(27)	—	(23)
Accounts payable, other	175	(3)	172	(18)
Unearned operating lease income	—	4	(1)	16
Net cash provided by operating activities	125	18	315	228

Investing activities:
Proceeds from sales of equipment under operating lease	26	201	87	352
Net cash provided by investing activities	26	201	87	352

Financing activities:
Distributions to Other Members	—	—	(1,039)	—
Distributions to Managing Member	—	—	(84)	—
Repurchases of Units	—	(8)	—	(8)
Net cash used in financing activities	—	(8)	(1,123)	(8)

Net (decrease) increase in cash and cash equivalents	151	211	(721)	572
Cash and cash equivalents at beginning of period	622	947	1,494	586
Cash and cash equivalents at end of period	$773	$1,158	$773	$1,158
Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$18	$11	$19

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

As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through June 30, 2019 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $651 thousand. As of June 30, 2019,  5,194,307 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after June 30, 2019 up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

Based upon the Company’s review of its portfolio, no fair value adjustments were recorded during the three and six months ended June 30, 2019 and 2018, respectively. There also were no sales or dispositions of investments in securities during the three and six months ended June 30, 2019 and 2018.

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Per Unit data:

The Company issues only one class of Units, none of which are considered dilutive. Net (loss) income and distributions per Unit are based upon the weighted average number of Other Members’ Units outstanding during the period.

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

(Unaudited)

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

ASU No. 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards were effective as of January 1, 2019. Upon adoption, the Company applied the package of practical expedients that has allowed us to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, the Company applied the optional transition method in ASU No. 2018-11, which has allowed us to initially apply the new leases standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the adoption period, although the Company did not have an adjustment. Additionally, the Company leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component; therefore, the accounting for these leases remained largely unchanged from the previous standard.

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in the Company financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the three months ended June 30, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of the Company leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements.  Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in the Company financial statements and prior periods are not reclassified to conform to the current presentation.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

In November 2018, the FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments — Credit Losses (“ASU 2018-19”). The new standard clarifies certain aspects of the new current expected credit losses (CECL) impairment model in ASU 2016-13. The amendment clarifies that receivables arising from operating leases are within the scope of ASC 842, rather than ASC 326; however, it will be applicable to the Company’s note receivables and direct financing leases, if any. The effective date and transition requirements in this Update are the same as the effective dates and transition requirements in Update 2016-13, as amended by this Update, which is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Management is currently evaluating the impact of the standard on the financial statements and related disclosure requirements.

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

3. Equipment under operating leases, net:

The Company’s equipment under operating leases consists of the following (in thousands):

		Reclassification,	Depreciation/
	Balance	Additions/	Expense or	Balance
	December 31,	Dispositions	Amortization	June 30,
	2018	& Impairments	of Leases	2019
Equipment under operating leases, net	$1,302	$(428)	$(89)	$785
Assets held for sale or lease, net	—	192	—	192
Total	$1,302	$(236)	$(89)	$977

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Impairment of equipment under operating leases, net or held for  sale:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values  and to determine whether there  is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition,  the Company  may direct a  residual value review at  any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on  its lease contract. An impairment loss is measured and recognized  only if the estimated undiscounted future  cash flows of the asset are less than their net book value.  The estimated undiscounted future cash flows are  the sum of the residual value of the asset at  the end  of the asset’s lease contract and  undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market.  Short-term fluctuations in the marketplace are  disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable  based  on asset  type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized  in  prior periods are not  made in any circumstances.  As a result of these reviews, the Fund recorded $213 thousand of impairment losses on certain off-lease assets during the three and six months ended June 30, 2019. There were no impairment losses during the prior quarter or during the three and six months ended June 30, 2018.

The Company utilizes a straight line depreciation method  for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $44 thousand and $75 thousand for the respective three months ended June 30, 2019 and 2018, and $89 thousand and $160 thousand for the respective six months ended June 30, 2019 and 2018.

Initial direct costs amortization expense related to the Company’s operating leases amounted to $0 for the respective three and six months  ended June 30, 2019 and 2018.

All of the leased property was acquired during the years 2005 through 2011.

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications,	June 30,
	2018	Additions	Dispositions	2019
Transportation, rail	$6,969	$—	$(13)	$6,956
Aviation	1,658	—	—	1,658
Marine vessels	1,415	—	—	1,415
Transportation, other	1,223	—	(414)	809
Materials handling	27	—	(1)	26
	11,292	—	(428)	10,864
Less accumulated depreciation	(9,990)	(89)	—	(10,079)
Total	$1,302	$(89)	$(428)	$785

The average estimated residual value for assets on operating leases was 8% of the assets’ original cost at both June 30, 2019 and December 31, 2018. There were no operating lease contracts placed in non-accrual status at June 30, 2019 and December 31, 2018.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2019, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

Operating
Leases
Six months ending December 31, 2019	$284
Year ending December 31, 2020	239
2021	71
$594

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of June 30, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of June 30, 2019, the Company has not exceeded the annual and/or cumulative limitations discussed above.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows during the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Costs reimbursed to Managing Member and/or affiliates	$20	$46	$42	$94
Asset management fees to Managing Member	6	5	21	13
	$26	$51	$63	$107

5. Commitments:

At June 30, 2019, the Company had no commitments to either purchase lease assets or fund loans.

6. Members’ capital:

A total of 5,194,307 Units were issued and outstanding for both June 30, 2019 and December 31, 2018. The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated sales of Units effective April 30, 2006.

Distributions to the Other Members were as follows (in thousands, except as to Units and per Unit data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Distributions	$—	$—	$1,039	$—
Weighted average number of Units outstanding	5,194,307	5,198,263	5,194,307	5,203,755
Weighted average distributions per Unit	$—	$—	$0.20	$—

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

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic 825 of the FASB Accounting Standards Codification at June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at June 30, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$773	$773	$—	$—	$773

	Fair Value Measurements at December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,494	$1,494	$—	$—	$1,494

Impaired lease and / or off-lease equipment (non-recurring)

The following table presents the fair value measurements of impaired assets at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurement falls at June 30, 2019:

		Level 1 Estimated	Level 2 Estimated	Level 3 Estimated
	June 30, 2019	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease equipment	$213	$-	$-	$213

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at June 30, 2019:

June 30, 2019
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $8,000
			Quotes – per equipment	(total of $200,000)
			Equipment Condition	Poor to Average

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-Q, which are not historical facts, may be forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In particular, economic recession and changes in general economic conditions, including, fluctuations in demand for equipment, lease rates, and interest rates, may result in delays in investment and reinvestment, delays in leasing, re-leasing, and disposition of equipment, and reduced returns on invested capital. The Company’s performance is subject to risks relating to lessee and borrower defaults and the creditworthiness of its lessees and borrowers. The Company’s performance is also subject to risks relating to the value of its equipment at the end of its leases, which may be affected by the condition of the equipment, technological obsolescence and the market for new and used equipment at the end of lease terms. Investors are cautioned not to attribute undue certainty to these forward-looking statements, which speak only as of the date of this Form 10-Q. The Company undertake no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

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

Results of Operations

The Fund had net losses of $162 thousand and $71 thousand for the respective three and six month periods ended June 30, 2019.

Total revenues for the quarter were $212 thousand and a cumulative $499 thousand for the year to date.  The main drivers of such revenues were from operating lease rents and gains on sales of lease assets.  Operating lease rents for the quarter were $199 thousand and $435 thousand for the year to date period.  This trend is indicative of a Fund in its liquidating stage where lease assets are sold as lease commitments end.  In this regard, gain on sales of lease assets were $13 thousand and $64 thousand for the respective three and six month periods ended June 30, 2019.

Total operating expenses for the quarter were $374 thousand and a cumulative $570 thousand for the year to date.  The main drivers of such operating expenses were from depreciation of operating lease assets, cost reimbursements to managing member and / or affiliates, professional fees and outside services. Depreciation of operating lease assets for the quarter was $44 thousand and $89 thousand for the year to date period. This trend is consistent with Fund in its liquidating stage where lease assets are sold as lease commitments end.  Cost reimbursements to managing member and / or affiliates of $20 thousand and $42 thousand for the respective three and six month periods ended June 30, 2019 were generally flat and reflective of consistent baseline allocations of common costs among the Fund and its affiliates.   Expense amounts reflected as professional fees ($32 thousand and $95 thousand) and outside services ($13 thousand and $34 thousand) for the respective periods represent direct fund XI – specific core costs of preparation, printing, filing and distribution of annual Form 1065 tax and shareholder reports on Form K-1.  In addition, such costs also include costs attributable to the annual / quarterly tax preparation, valuation reports and mandated periodic regulatory filings with the SEC and PCAOB.

Distributions approximating $1 million and $84 thousand were made to the other members and managing member, respectively during the second quarter of 2019.  There were no such distributions made during the second calendar quarter of 2019.

Cash balances increased during the quarter by $151 thousand decreased by $721 thousand during the year to date period.  This was mainly the result of the aforementioned items of net (loss) income, depreciation of operating lease assets and gain on sales of lease assets, augmented by the proceeds from sales of lease assets of $26 thousand and $87 thousand during the respective quarter and year to date periods.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At June 30,  2019, the Company had no commitments to purchase lease assets or fund loans.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: August 13, 2019

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