Form 10-Q
period 2019-09-30
ATEL Capital Equipment Fund XI, LLC
filed 2019-11-14
CIK 1297667

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒Quarterly Report Pursuant to Section 13 or 15(d)  of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2019

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

The number of Limited Liability Company Units outstanding as of October 31, 2019 was 5,194,307.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

ATEL CAPITAL EQUIPMENT FUND XI, LLC

BALANCE SHEETS

SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

(In  Thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and cash equivalents	$871	$1,494
Accounts receivable, net	152	64
Due from Managing Member	—	6
Investment in securities	6	11
Equipment under operating leases, net	807	1,302
Prepaid expenses and other assets	32	34
Total assets	$1,868	$2,911

LIABILITIES AND MEMBERS’ CAPITAL

Accounts payable and accrued liabilities:
Affiliates	$16	$—
Other	100	61
Unearned operating lease income	35	25
Total liabilities	151	86

Commitments and contingencies

Members’ capital:
Other Members	1,717	2,825
Total Members’ capital	1,717	2,825
Total liabilities and Members’ capital	$1,868	$2,911

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

   STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(In  Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Leasing activities:
Operating leases	$174	$239	$609	$753
Gain on sales of equipment under operating leases	61	—	125	274
Other	—	1	—	10
Total revenues	235	240	734	1,037

Expenses:
Depreciation of operating lease assets	43	45	132	205
Asset management fees to Managing Member	16	8	38	21
Cost reimbursements to Managing Member and/or affiliates	11	12	53	106
Reversal of credit losses	—	—	—	(33)
Impairment losses on investment in securities	—	—	5	—
Impairment losses on equipment	—	—	213	—
Amortization of initial direct costs	—	1	—	1
Professional fees	37	13	133	91
Outside services	26	21	59	65
Taxes on income and franchise fees	6	7	55	21
Printing and photocopying	2	—	8	—
Insurance	—	4	8	12
Other	8	9	15	19
Total operating expenses	149	120	719	508
Other income, net	—	—	—	1
Net income	$86	$120	$15	$530

Net income (loss):
Managing Member	$—	$—	$84	$—
Other Members	86	120	(69)	530
	$86	$120	$15	$530

Net income (loss) per Limited Liability Company Unit (Other Members)	$0.02	$0.02	$(0.01)	$0.10
Weighted average number of Units outstanding	5,194,307	5,194,307	5,194,307	5,200,571

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 and 2018

(In  Thousands Except for Units and Per Unit Data)

(Unaudited)

	Three Months Ended September 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance June 30, 2019	5,194,307	$1,631	$—	$1,631
Net income	—	86	—	86
Balance September 30, 2019	5,194,307	$1,717	$—	$1,717

	Nine Months Ended September 30, 2019
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2018	5,194,307	$2,825	$—	$2,825
Distributions to Other Members (0.20 per Unit)	—	(1,039)	—	(1,039)
Distributions to Managing Member	—	—	(84)	(84)
Net (loss) income	—	(69)	84	15
Balance September 30, 2019	5,194,307	$1,717	$—	$1,717

	Three Months Ended September 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance June 30, 2018	5,194,307	$2,583	$—	$2,583
Net income	—	120	—	120
Balance September 30, 2018	5,194,307	$2,703	$—	$2,703

	Nine Months Ended September 30, 2018
	Other Members		Managing
	Units	Amount	Member	Total
Balance December 31, 2017	5,209,307	$2,181	$—	$2,181
Repurchase of Units	(15,000)	(8)	—	(8)
Net income	—	530	—	530
Balance September 30, 2018	5,194,307	$2,703	$—	$2,703

See accompanying notes.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2019 AND 2018

(In  Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating activities:
Net income	$86	$120	$15	$530
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Gain on sales of equipment under operating leases	(61)	—	(125)	(274)
Depreciation of operating lease assets	43	45	132	205
Amortization of initial direct costs	—	1	—	1
Reversal of credit losses	—	—	—	(33)
Impairment losses on investment in securities	—	—	5	—
Impairment losses on equipment	—	—	213	—
Changes in operating assets and liabilities:
Accounts receivable	(55)	67	(88)	75
Due from Managing Member	10	(43)	6	(43)
Prepaid expenses and other assets	(7)	(4)	2	(6)
Accounts payable, Managing Member	16	28	16	(11)
Other accounts payable and accruals	(133)	5	39	(13)
Unearned operating lease income	11	(2)	10	14
Net cash (used in) provided by operating activities	(90)	217	225	445

Investing activities:
Proceeds from sales of equipment under operating lease	188	—	275	352
Net cash provided by investing activities	188	—	275	352

Financing activities:
Distributions to Other Members	—	—	(1,039)	—
Distributions to Managing Member	—	—	(84)	—
Repurchases of Units	—	—	—	(8)
Net cash used in financing activities	—	—	(1,123)	(8)

Net (decrease) increase in cash and cash equivalents	98	217	(623)	789
Cash and cash equivalents at beginning of period	773	1,158	1,494	586
Cash and cash equivalents at end of period	$871	$1,375	$871	$1,375

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$37	$18	$48	$19

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

As of July 13, 2005, the Company had received subscriptions for 958,274 Units ($9.6 million), thus exceeding the $7.5 million minimum requirement for Pennsylvania, and AFS requested that the remaining funds in escrow (from Pennsylvania investors) be released to the Company. The Company terminated sales of Units effective April 30, 2006. Life-to-date net contributions through September 30, 2019 totaled $52.2 million, consisting of approximately $52.8 million in gross contributions from Other Members purchasing Units under the public offering less rescissions and repurchases (net of distributions paid and allocated syndication costs, as applicable) of $651 thousand. As of September 30, 2019,  5,194,307 Units were issued and outstanding.

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

2. Summary of significant accounting policies:

Basis of presentation:

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10‑Q as mandated by the Securities and Exchange Commission. The unaudited interim financial statements reflect all adjustments which are, in the opinion of the Managing Member, necessary for a fair statement of financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

Certain prior period amounts may have been reclassified to conform to the current period presentation. These reclassifications had no significant effect on the reported financial position or results of operations.

Footnote and tabular amounts are presented in thousands, except as to Units and per Unit data.

In preparing the accompanying unaudited financial statements, the Company has reviewed, as determined necessary by the Managing Member, events that have occurred after September 30, 2019 up until the issuance of the financial statements. No events were noted which would require additional disclosure in the footnotes to the financial statements, or adjustments thereto.

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

The primary geographic region in which the Company sought leasing opportunities was North America. All of the Company's operating revenues for the three and nine months ended September 30, 2019, and long-lived tangible assets as of September 30, 2019 and December 31, 2018 relate to customers domiciled in thee United States.

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

Based upon the Company’s review of its portfolio,  no fair value adjustments were recorded during the three months ended September 30, 2019 and 2018, respectively. Fair value adjustments of $5 thousand was recorded for the nine months ended September 30, 2019. There were no such adjustments during the prior year nine month period. There also were no sales or dispositions of investments in securities during the three and nine months ended September 30, 2019 and 2018.

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

Initial direct costs:

With the adoption of ASU No. 2016-02 certain costs associated with the execution of the Company’s leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred effective January 1, 2019. In 2018 and prior, the Company capitalized initial direct costs (“IDC”) associated with the origination of lease assets. IDC includes both internal costs (e.g., the costs of employees’ activities in connection with successful lease originations) and external broker fees incurred with such originations. The costs are amortized on a lease by lease basis based on actual contract term using a straight-line method for operating leases. Upon disposal of the underlying lease assets, both the initial direct costs and the associated accumulated amortization are relieved. Costs related to leases that are not consummated are not eligible for capitalization as initial direct costs and are expensed as acquisition expense.

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

The adoption of ASU No. 2016-02 and the related improvements did not have a material impact in the Company financial statements. Upon adoption, (i) amounts previously recognized as lessee reimbursements and other income, for the three months ended September 30, 2019, have been classified as lease or financing income, (ii) allowances for bad debts are now recognized as a direct reduction of operating lease income, and (iii) certain costs associated with the execution of the Company leases, which were previously capitalized and amortized over the life of their respective leases, are expensed as incurred. Subsequent to January 1, 2019, provisions for credit losses relating to operating leases are now included in lease income in the Company’s financial statements.  Provisions for credit losses prior to January 1, 2019 were previously included in operating expenses in the Company financial statements and prior periods are not reclassified to conform to the current presentation.

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

On August 15, 2019, the FASB issued a proposed ASU that would grant private companies, not-for-profit organizations, and certain small public companies additional time to implement FASB standards on CECL, leases and hedging. The proposed ASU defers the effective date for CECL to fiscal periods beginning after December 15, 2022, including interim periods within those fiscal years; and defers the effective dates for both leases and hedging to fiscal periods beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The ASU was approved on October 16, 2019.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

3. Equipment under operating leases, net:

The Company’s equipment under operating leases consists of the following (in thousands):

		Reclassification,	Depreciation/
	Balance	Additions/	Expense or	Balance
	December 31,	Dispositions	Amortization	September 30,
	2018	& Impairments	of Leases	2019
Equipment under operating leases, net	$1,302	$(451)	$(132)	$719
Assets held for sale or lease, net	—	88	—	88
Total	$1,302	$(363)	$(132)	$807

Impairment of equipment under operating leases, net or held for  sale:

Recorded values of the Company’s leased asset portfolio are reviewed each quarter to confirm the reasonableness of established residual values  and to determine whether there  is indication that an asset impairment might have taken place. The Company uses a variety of sources and considers many factors in evaluating whether the respective book values of its assets are appropriate. In addition,  the Company  may direct a  residual value review at  any time if it becomes aware of issues regarding the ability of a lessee to continue to make payments on  its lease contract. An impairment loss is measured and recognized  only if the estimated undiscounted future  cash flows of the asset are less than their net book value.  The estimated undiscounted future cash flows are  the sum of the residual value of the asset at  the end  of the asset’s lease contract and  undiscounted future rents from the existing lease contract, if any. The residual value assumes, among other things, that the asset is utilized normally in an open, unrestricted and stable market.  Short-term fluctuations in the marketplace are  disregarded and it is assumed that there is no necessity either to dispose of a significant number of the assets, if held in quantity, simultaneously or to dispose of the asset quickly. Impairment is measured as the difference between the fair value (as determined by a valuation method using discounted estimated future cash flows, third party appraisals or comparable sales of similar assets as applicable  based  on asset  type) of the asset and its carrying value on the measurement date. Upward adjustments for impairments recognized  in  prior periods are not  made in any circumstances.  As a result of these reviews, the Fund recorded $213 thousand of impairment losses on certain off-lease assets during the nine months ended September 30, 2019, all of which were recorded during the second quarter. There were no impairment losses during the three and nine months ended September 30, 2018.

The Company utilizes a straight line depreciation method  for equipment in all of the categories currently in its portfolio of operating lease transactions. Depreciation expense on the Company’s equipment totaled $43 thousand and $45 thousand for the respective three months ended September 30, 2019 and 2018, and $132 thousand and $205 thousand for the respective nine months ended September 30, 2019 and 2018.

There was no amortization expense of IDC related to the Company’s operating leases for the respective three and nine months  ended September 30, 2019. Amortization of IDC totaled $1 thousand for both three and nine month periods ended September 30, 2018.

All of the leased property was acquired during the years 2005 through 2011.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Operating leases:

Property on operating leases consists of the following (in thousands):

	Balance			Balance
	December 31,		Reclassifications,	September 30,
	2018	Additions	Dispositions	2019
Transportation, rail	$6,969	$—	$(470)	$6,499
Aviation	1,658	—	—	1,658
Marine vessels	1,415	—	—	1,415
Transportation, other	1,223	—	(1,223)	—
Materials handling	27	—	(2)	25
	11,292	—	(1,695)	9,597
Less accumulated depreciation	(9,990)	(132)	1,244	(8,878)
Total	$1,302	$(132)	$(451)	$719

The average estimated residual value for assets on operating leases was 8% of the assets’ original cost at both September 30, 2019 and December 31, 2018. There were no operating lease contracts placed in non-accrual status at September 30, 2019 and December 31, 2018.

At September 30, 2019, the aggregate amounts of future minimum lease payments to be received are as follows (in thousands):

Operating
Leases
Three months ending December 31, 2019	$74
Year ending December 31, 2020	225
2021	66
$365

The useful lives for each category of leases is reviewed at a minimum of once per quarter. As of September 30, 2019, the respective useful lives of each category of lease assets in the Company’s portfolio are as follows (in years):

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

The Operating Agreement places an annual limit and a cumulative limit for cost reimbursements to AFS and/or affiliates. Any reimbursable costs incurred by AFS and/or affiliates during the year exceeding the annual and/or cumulative limits cannot be reimbursed in the current year, though such costs may be reimbursable in future years to the extent of the cumulative limit. As of September 30, 2019, the Company has not exceeded the annual and/or cumulative limitations discussed above.

AFS and/or affiliates earned fees and billed for reimbursements of costs and expenses pursuant to the Operating Agreement as follows during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Costs reimbursed to Managing Member and/or affiliates	$11	$12	$53	$106
Asset management fees to Managing Member	16	8	38	21
	$27	$20	$91	$127

5. Commitments:

At September 30, 2019, the Company had no commitments to either purchase lease assets or fund loans.

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

6. Members’ capital:

A total of 5,194,307 Units were issued and outstanding at both September 30, 2019 and December 31, 2018. The Fund was authorized to issue up to 15,000,000 Units in addition to the Units issued to the initial members (50 Units). The Company terminated sales of Units effective April 30, 2006.

Distributions to the Other Members were as follows (in thousands, except as to units and per unit data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Distributions	$—	$—	$1,039	$—
Weighted average number of Units outstanding	5,194,307	5,194,307	5,194,307	5,200,571
Weighted average distributions per Unit	$—	$—	$0.20	$—

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

ATEL CAPITAL EQUIPMENT FUND XI, LLC

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

The following tables present estimated fair values of the Company’s financial instruments in accordance with the guidance provided by the Financial Instruments Topic 825 of the FASB Accounting Standards Codification at September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at September 30, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$871	$871	$—	$—	$871

	Fair Value Measurements at December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets:
Cash and cash equivalents	$1,494	$1,494	$—	$—	$1,494

Impaired lease and / or off-lease equipment (non-recurring)

The following table presents the fair value measurements of impaired assets at fair value on a non-recurring basis and the level within the hierarchy in which the fair value measurement falls at September 30, 2019 (in thousands):

		Level 1 Estimated	Level 2 Estimated	Level 3 Estimated
	September 30, 2019	Fair Value	Fair Value	Fair Value
Assets measured at fair value on a non-recurring basis:
Impaired lease and off-lease equipment	$88	$-	$-	$88

There were no impaired equipment at December 31, 2018.

The following table summarizes the valuation techniques and significant unobservable inputs used for the Company’s non-recurring fair value adjustments categorized as Level 3 in the fair value hierarchy at September 30, 2019:

September 30, 2019
Name	Valuation Frequency	Valuation Technique	Unobservable Inputs	Range of Input Values
Lease Equipment	Non-recurring	Market Approach	Third Party Agents' Pricing	$0 - $8,000
			Quotes – per equipment	(total of $88,000)
			Equipment Condition	Poor to Average

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

Results of Operations

The Fund had net income of $86 thousand and $15 thousand for the respective three and nine month periods ended September 30, 2019.

Total revenues for the quarter were $235 thousand and $734 thousand for the year to date. Such revenues were primarily from operating lease rents and gains on sales of lease assets.  Operating lease rents for the quarter were $174 thousand and $609 thousand for the year to date period.  Compared to prior periods, revenues have been declining consistent with a fund in its liquidating stage where lease assets are sold as lease commitments end.  In this regard, gain on sales of lease assets were $61 thousand and $125 thousand for the respective three and nine month periods ended September 30, 2019.

Total operating expenses for the quarter were $149 thousand and $719 thousand for the year to date. The main components of such operating expenses were depreciation of operating lease assets, cost reimbursements to managing member and / or affiliates, professional fees and outside services, and for impairment losses on lease equipment.

Depreciation of operating lease assets for the quarter was $43 thousand and $132 thousand for the year to date period. Compared to prior periods, depreciation has been declining consistent with a fund in its liquidating stage where lease assets are sold as lease commitments end.

Cost reimbursements to the Managing Member and / or affiliates totaled  $11 thousand and $53 thousand for the respective three and nine month periods ended September 30, 2019 and were reflective of consistent baseline allocations of common costs among the Fund and its affiliates.

Expense amounts reflected as professional fees ($37 thousand and $133 thousand) and outside services ($26 thousand and $59 thousand) for the respective three and nine month periods ended September 30, 2019 represent direct Fund XI – specific core costs of preparation, printing, filing and distribution of annual Form 1065 tax and shareholder reports on Form K-1.  In addition, such costs also include costs attributable to the annual / quarterly tax preparation, valuation reports  and mandated periodic regulatory filings with the SEC.  Further to the delineation of period expenses, the Company recognized a $213 thousand impairment loss on lease equipment during the second quarter of 2019.

Distributions approximating $1 million and $84 thousand were made to the Other Members and Managing Member, respectively, during the first nine months of 2019. Such distributions were all paid during the first quarter of 2019.

Cash balances increased during the quarter by $98 thousand and decreased by $623 thousand during the year to date period.  This was mainly the result of the aforementioned items of net income, depreciation of operating lease assets and gain on sales of lease assets, augmented by the proceeds from sales of lease assets of $188 thousand and $275 thousand during the respective quarter and year to date periods.

Commitments and Contingencies and Off-Balance Sheet Transactions

Commitments and Contingencies

At September 30,  2019, the Company had no commitments to purchase lease assets or fund loans.

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

The Company’s significant accounting policies are described in its Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to the Company’s significant accounting policies since December 31, 2018 except as disclosed in Note 2 related to the new lease accounting guidance adopted on January 1, 2019.

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

Changes in internal control

There were no changes in the Managing Member’s internal control over financial reporting, as it is applicable to the Company, during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Managing Member’s internal control over financial reporting, as it is applicable to the Company.

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

Date: November 13, 2019

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